Form 10-Q
period 2016-03-31
Highlands REIT, Inc.
filed 2016-05-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55580

HIGHLANDS REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-0862795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

332 S Michigan Avenue, Ninth Floor Chicago, Illinois	60604
(Address of Principal Executive Offices)	(Zip Code)
(312) 583-7990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 6, 2016 there were 863,780,125 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015
(Dollar amounts in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties
Land	$138,665	$153,646
Building and other improvements	637,910	711,262
Total	776,575	864,908
Less accumulated depreciation	(170,987)	(185,100)
Net investment properties	605,588	679,808
Cash and cash equivalents	17,881	26,972
Restricted cash and escrows	5,682	3,647
Accounts and rents receivable (net of allowance of $126 and $104)	11,864	12,554
Intangible assets, net	10,423	12,547
Deferred costs and other assets	3,251	3,626
Total assets	$654,689	$739,154
Liabilities
Debt, net	$432,223	$437,032
Accounts payable and accrued expenses	26,153	28,298
Intangible liabilities, net	4,543	5,074
Other liabilities	2,213	1,897
Total liabilities	$465,132	$472,301
Commitments and contingencies
Stockholder’s Equity
Common stock, $0.01 par value	—	—
Capital	1,452,414	1,534,018
Accumulated distributions in excess of net income (loss)	(1,262,857)	(1,267,165)
Total stockholders’ equity	189,557	266,853
Total liabilities and equity	$654,689	$739,154

See accompanying notes to the condensed combined consolidated financial statements

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Operations
(Dollar amounts in thousands)
For the three months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$23,425	$24,407
Tenant recovery income	2,951	4,403
Other property income	221	157
Total revenues	$26,597	$28,967
Expenses
Property operating expenses	2,203	3,238
Real estate taxes	2,425	2,908
Depreciation and amortization	8,233	9,257
General and administrative expenses	2,877	3,123
Total expenses	$15,738	$18,526
Operating income	$10,859	$10,441
Other (loss) income	(2)	10
Interest expense	(6,545)	(7,017)
Income before income taxes	$4,312	$3,434
Income tax expense	(4)	(7)
Net income	$4,308	$3,427
Less: Net income attributable to non-controlling interests	—	(8)
Net income attributable to Company	$4,308	$3,419

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Equity
(Dollar amounts in thousands)
For the three months ended March 31, 2016 and 2015
(unaudited)

	Capital	Accumulated Distributions in Excess of Net Income (Loss)	Non- Controlling Interests	Total
Balance at January 1, 2016	$1,534,018	$(1,267,165)	$—	$266,853
Net income	—	4,308	—	4,308
Distributions to InvenTrust	(86,365)	—	—	(86,365)
Contributions from InvenTrust	4,761	—	—	4,761
Balance at March 31, 2016	$1,452,414	$(1,262,857)	$—	$189,557

	Capital	Accumulated Distributions in Excess of Net Income (Loss)	Non- Controlling Interests	Total
Balance at January 1, 2015	$1,593,858	$(1,276,875)	$125	$317,108
Net income	—	3,419	8	3,427
Distributions to non-controlling interests	—	—	(8)	(8)
Distributions to InvenTrust	(79,985)	—	—	(79,985)
Contributions from InvenTrust	51,013	—	—	51,013
Balance at March 31, 2015	$1,564,886	$(1,273,456)	$125	$291,555

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the three months ended March 31, 2016 and 2015
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,308	$3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,241	9,262
Amortization of above and below market leases, net	(121)	(92)
Amortization of debt discounts and financing costs	54	57
Straight-line rental income	858	674
Changes in assets and liabilities:
Accounts and rents receivable	(525)	(1,283)
Deferred costs and other assets	(1,581)	302
Accounts payable and accrued expenses	(344)	(986)
Other liabilities	721	29
Net cash flows provided by operating activities	$11,611	$11,390
Cash flows from investing activities:
Capital expenditures and tenant improvements	(31)	(445)
Payment of leasing fees	(44)	(223)
Restricted escrows and other assets	(807)	258
Net cash flows used in investing activities	$(882)	$(410)
Cash flows from financing activities:
Distributions to InvenTrust	(19,718)	(25,419)
Contributions from InvenTrust	20,195	25,327
Payoff of note payable	(15,062)	—
Principal payments of mortgage debt	(5,235)	(5,169)
Distributions paid to non-controlling interests	—	(8)
Net cash flows used in financing activities	$(19,820)	$(5,269)
Net (decrease) increase in cash and cash equivalents	(9,091)	5,711
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$17,881	$16,002

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the three months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,125	$6,126
Supplemental schedule of non-cash investing and financing activities:
Allocation from InvenTrust unsecured credit facility	$15,434	$(25,686)
Distribution of assets and liabilities of four and three assets, respectively, to InvenTrust, net	$66,647	$54,566

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

The accompanying Condensed Combined Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited Combined Consolidated financial statements of Highlands REIT, Inc. (the "Company”) for the year ended December 31, 2015, which are included in the Company’s Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission on April 13, 2016, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
Inland American Real Estate Trust, Inc., which on April 16, 2015 changed its name to InvenTrust Properties Corp. (“InvenTrust”), was formed on October 4, 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail assets and multi-family (both conventional and student housing), as well as office, industrial and lodging assets, located in the United States.
On April 28, 2016, Highlands REIT, Inc., a Maryland corporation ("Highlands") was spun-off from InvenTrust, its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the "Distribution"). As a result, Highlands became an independent, self-advised, non-traded company. Highlands intends to be taxed as, and operate in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.
Prior to the Distribution, Highlands had not conducted any business as a separate company and, prior to reorganization transactions completed prior to and in connection with the Distribution, had no material assets or liabilities. The operations transferred to Highlands by InvenTrust are presented as if the transferred business was Highlands’ business for all historical periods presented in the accompanying condensed combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records.
The accompanying condensed combined consolidated financial statements include the accounts of Highlands’ predecessors (collectively, the “Company”), as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Debt Note 5.
As of March 31, 2016, the Company owned 18 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three months ended March 31, 2016 and 2015. As of December 31, 2015, the Company owned 22 assets and four parcels of land.

2. Summary of Significant Accounting Policies

The accompanying condensed combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations for all periods presented have been made. Actual results could differ from those estimates.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2015 included in our Registration Statement on Form 10-12G, as amended, filed with the Securities and Exchange Commission on April 13, 2016 (the "Registration Statement"), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed combined consolidated financial statements.

Basis of Presentation
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust. The accompanying historical condensed combined consolidated financial statements do not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that have been “carved out” of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The condensed combined consolidated financial statements reflect the operations of certain assets and liabilities that have been historically held by InvenTrust, but which are specifically identifiable or attributable to the Company. The accompanying condensed combined consolidated financial statements include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust is managing various asset portfolios, the extent of services and benefits a portfolio receives is based on the size of its assets. Therefore, using average invested assets to allocate costs is a reasonable reflection of the services and other benefits received by the Company and complies with applicable accounting guidance. InvenTrust also allocated to the Company a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.
The condensed combined consolidated financial statements include transactions in which ordinary course cash transactions have been processed by InvenTrust due to InvenTrust’s centralized cash management process on behalf of the Company, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between the Company and InvenTrust. These ordinary course intercompany transactions are considered to be effectively settled at the time of the Company’s separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the condensed combined consolidated statements of cash flow as a financing activity.
Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09, as issued, was to be effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that ASU No. 2014-09 will have on its condensed combined consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company does not expect that its adoption will have a material effect on its condensed combined consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Accounting, which requires that all excess tax benefits and tax deficiencies related to stock based compensation arrangements must be recognized in the income statement as they occur as opposed to the current guidance where excess tax benefits are recorded in equity. ASU 2016-09 also allows entities to make an accounting policy election to either continue to estimate forfeitures on stock based compensation arrangements or to account for forfeitures as they occur. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 with early adoption permitted. The Company does not expect that its adoption will have a material effect on its condensed combined consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. This ASU offers updated consolidation evaluation criteria and may require additional disclosure requirements. ASU No. 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-02 effective as of January 1, 2016. The adoption of ASU No. 2015-02 had no material impact on the Company’s condensed combined consolidated financial position, results of operations or disclosure requirements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company adopted ASU 2015-03 effective as of January 1, 2016 with retrospective application to the Company's December 31, 2015 combined consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify debt issuance costs of approximately $1,938 as of December 31, 2015 from deferred costs and other assets in the condensed combined consolidated balance sheets to a contra account as a deduction from debt in the condensed combined consolidated balance sheets.

3. Disposed Assets

During the three months ended March 31, 2016 and 2015, the Company did not sell any assets.

On February 19, 2016, the Company distributed the assets and liabilities associated with four retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the three months ended March 31, 2016.
On January 28, 2015, the Company distributed the assets and liabilities associated with three retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the three months ended March 31, 2015.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three months ended March 31, 2016 and 2015.

	For the three months ended
	March 31, 2016	March 31, 2015
General and administrative expense allocation (a)	$2,748	$2,920

(a)
General and administrative expense includes allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust which is based upon the Company’s percentage share of the average invested assets of InvenTrust. As InvenTrust is managing various asset portfolios, the extent of services and benefits a portfolio receives is based on the size of its assets. The Company believes that using average invested assets to allocate costs is a reasonable reflection of the services and other benefits received by the Company and complies with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.

As of March 31, 2016 and December 31, 2015, the Company has been allocated a portion of InvenTrust's unsecured credit facility of $33,348 and $17,914, respectively. In addition, as of March 31, 2016 and December 31, 2015, the Company had a note payable with InvenTrust of $0 and $15,062, respectively. Refer to Debt Note 5 for additional detail.

5. Debt
Mortgages Payable
Mortgage loans outstanding as of March 31, 2016 and December 31, 2015 were $400,758 and $405,994, respectively, and had a weighted average interest rate of 6.08% and 6.09% per annum, respectively. Deferred financing costs, net, as of March 31, 2016 and December 31, 2015 were $1,883 and $1,938, respectively. As of March 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of March 31, 2016	Weighted average interest rate
2016	$88,980	5.88%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	281,503	6.20%
Total	$400,758	6.08%
The amount maturing in 2016 represents one mortgage with a maturity date in September 2016 and two mortgages with maturity dates in December 2016. The Company anticipates that it will pay off its debt upon the disposition of assets or refinance existing debt. However, there can be no assurance that the Company will be able to sell assets before their debt matures or that the Company can obtain such refinancing on satisfactory terms, or at all. There is no recourse debt as of March 31, 2016 and December 31, 2015.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all such covenants. As of March 31, 2016, the loan agreements affiliated with AT&T—Hoffman Estates and AT&T—Cleveland are in “hyper-amortization,” and so all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

In January 2015, the assets and liabilities associated with three retail assets were distributed to InvenTrust. Two of these assets were encumbered by a mortgage. As part of the distribution of these assets to InvenTrust, the mortgage payables of $19,893 were distributed at carrying value due to common control.

Unsecured credit facility

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300,000 unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon InvenTrust's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of March 31, 2016, the Company’s allocated portion of the term loan was $16,136 and the interest rate was 1.74%. As of December 31, 2015, the Company’s allocated portion of the term loan was $17,914 and the interest rate was 1.59%. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility.

On February 3, 2015, InvenTrust entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit, which matures on February 2, 2019. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated its proportionate share of the revolving line of credit. As of March 31, 2016, the Company’s allocated portion of the revolving line of credit was $17,212 and the interest rate was 1.84%. As of December 31, 2015, the Company’s allocated portion of the revolving line of credit was $0. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility.
Note Payable
On May 1, 2014, the Company entered into a note payable in the amount of $32,908 with InvenTrust, which matured on demand. The note payable was non-amortizing with an interest rate of 8.50%. Such interest was payable on demand or, until such time as demand was made, monthly in arrears, beginning on June 1, 2014 and continuing on the first day of each month thereafter until the note had been paid in full. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full. As of March 31, 2016 and December 31, 2015, the balance of this note payable was $0 and $15,062, respectively.

6. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of March 31, 2016 and combined consolidated financial statements as of December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$400,758	$406,068	$405,994	$410,888
Unsecured credit facility	33,348	33,348	17,914	17,914
Note payable	—	—	15,062	15,062
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.63% and 4.52% per annum as of March 31, 2016 and December 31, 2015. The fair value estimate of the unsecured credit facility approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

7. Income Taxes
The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
Prior to the Distribution, the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which has elected to be taxed as a REIT and has operated in a manner intended to qualify as a REIT under the Internal Revenue code of 1986, as amended (the “Code”). As a QRS, the Company was disregarded as a separate entity from InvenTrust for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company were treated for federal income tax purposes as those of InvenTrust.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), previously elected and operated so as to qualify to be taxed as a REIT under the Code. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a result of certain pre-Distribution reorganization transactions, following the Distribution, as a QRS of the Company, MB REIT is currently disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for federal income tax purposes as those of the Company.
During the three months ended March 31, 2016 and 2015, an income tax expense of $4 and $7, respectively, was included on the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

8. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented in Other.
For the three months ended March 31, 2016, approximately 45% of the Company’s revenue from continuing operations was generated by three net lease assets leased to AT&T, Inc. As a result of the concentration of revenue generated from these assets, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company would have significantly reduced revenues and/or higher expenses until the defaults were cured or the assets were leased to a new tenant or tenants, if at all. As of March 31, 2016, the AT&T - Hoffman Estates and AT&T - Cleveland assets are currently in hyper-amortization under the Company’s loan agreements and, as a result, rental payments less certain expenses are used to pay down the principal amount of the loan and are not available cash.

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$23,425	$15,562	$5,199	$2,664	$—
Tenant recovery income	2,951	854	1,843	254	—
Other property income	221	134	70	11	6
Total income	26,597	16,550	7,112	2,929	6
Operating expenses	4,628	1,058	2,611	819	140
Net operating income (loss)	$21,969	$15,492	$4,501	$2,110	$(134)
Non-allocated expenses (a)	(11,110)
Other income and expenses (b)	(6,551)
Net income attributable to Company	$4,308
Balance Sheet Data
Real estate assets, net (c)	$616,012	$322,486	$158,507	$103,115	$31,904
Non-segmented assets (d)	38,677
Total assets	654,689
Capital expenditures	$31	$—	$31	$—	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Real estate assets include intangible assets, net of amortization.

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2016

The following table summarizes net property operations income by segment for the three months ended March 31, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$24,407	$15,679	$6,460	$2,268	$—
Tenant recovery income	4,403	1,033	3,174	196	—
Other property income	157	124	14	12	7
Total income	28,967	16,836	9,648	2,476	7
Operating expenses	6,146	1,431	3,751	895	69
Net operating income (loss)	$22,821	$15,405	$5,897	$1,581	$(62)
Non-allocated expenses (a)	(12,380)
Other income and expenses (b)	(7,014)
Net income	$3,427
Less: net income attributable to non-controlling interests	(8)
Net income attributable to Company	$3,419

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest expense and income tax expense.

9. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.
In addition, in connection with the Company’s separation from InvenTrust, on April 14, 2016, the Company entered into a Separation and Distribution Agreement, and on April 28, 2016, the Company entered into a Transition Services Agreement and Employee Matters Agreement each with InvenTrust. Pursuant to the Separation and Distribution Agreement, Highlands has agreed to indemnify, defend and hold harmless InvenTrust and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by Highlands in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by Highlands or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement (iii) losses arising from third party claims relating to the separation and distribution and (iv) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement, other than specified information relating to and provided by InvenTrust (the “Specified InvenTrust Information”). Similarly, InvenTrust has agreed to indemnify, defend and hold harmless Highlands and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by InvenTrust in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by InvenTrust or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement and (iii) the Specified InvenTrust Information. InvenTrust and Highlands will not be deemed to be affiliates of the other for purposes for purposes of determining the above described indemnification obligations.
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company, its subsidiaries and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to InvenTrust’s or MB REIT’s failure to qualify as a REIT for any taxable year ending on or before December 31, 2016.

10. Subsequent Events
On April 28, 2016, the Company was spun-off from InvenTrust, its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of Common Stock of Highlands to holders of record of InvenTrust's common stock as of the close of business on the Record Date. Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date. As a result, the Company became an independent, self-advised, non-traded company. The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Registration Statement on Form 10-12G; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's Condensed Combined Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Overview
On April 28, 2016, Highlands REIT, Inc., a Maryland corporation ("Highlands", "Company", "we" or "us") was spun-off from InvenTrust Properties Corp., a Maryland corporation ("InvenTrust"), its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date. As a result, the Company became an independent, self-advised, non-traded company. Highlands intends to be taxed as, and operate in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.

As of March 31, 2016, our portfolio of assets consisted of seven office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch.
Our investment objectives are to preserve, protect and maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities while seeking to provide stockholders with a return of their investment by liquidating and distributing net sales proceeds. We may seek to sustain and enhance the values of our assets through additional leasing or capital expenditures, where necessary, while identifying and implementing disposition strategies for the assets in our portfolio. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other”. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our Condensed Combined Consolidated Financial Statements for the three months ended March 31, 2016 and 2015.

Separation from InvenTrust

As a result of the separation, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provide for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and govern certain relationships between us and InvenTrust after the separation.

Basis of Presentation

Highlands was formed in December 2015 as a wholly-owned subsidiary of InvenTrust. Prior to our separation from InvenTrust, we and InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands' current asset portfolio into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to Inventrust, facilitate our separation from InvenTrust and the distribution and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying combined condensed consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying combined condensed consolidated financial statements as having occurred on such date. The accompanying combined condensed consolidated financial statements prior to the spin-off reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As

InvenTrust is managing various asset portfolios, the extent of services and benefits a portfolio receives is based on the size of its assets. We believe that using average invested assets to allocate costs is a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
Our financial statements also include transactions in which ordinary course cash transactions have been processed by InvenTrust due to InvenTrust’s centralized cash management process on our behalf, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between InvenTrust and us. These ordinary course intercompany transactions are considered to be effectively settled at the time of our separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the financial statements.

Based on these presentation matters, our financial position, results of operations and cash flows may not be comparable as if we had operated as a stand-alone public reporting company. Accordingly, our historical results should not be relied upon as an indicator of future performance.

Our Revenues and Expenses
Revenues
Our revenues are primarily derived from rental income and expense recoveries we receive from our tenants under leases with us, including monthly rent and other property income pursuant to tenant leases. Tenant recovery income primarily consists of reimbursements for real estate taxes, common area maintenance costs, management fees and insurance costs.
Our expenses consist of property operating expenses, real estate taxes, depreciation and amortization expense, general and administrative expenses and provision for asset impairment. Property operating expenses primarily consist of repair and maintenance, management fees, utilities and insurance (in each case, some of which are recoverable from the tenant).

Key Indicators of Operating Performance

We measure results of operations and the operating performance of our business by evaluating financial metrics such as funds from operations (“FFO”) and modified same store net operating income (“Modified NOI”). See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO and Modified NOI.

Results of Operations
Comparison of the three months ended March 31, 2016 and 2015
Key performance indicators are as follows:

	As of March 31,
	2016	2015
Economic occupancy (a)	95.2%	94.5%
Rent per square foot (b)	$14.16	$13.89

(a)
Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.

(b)
Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.

Condensed Combined Consolidated Results of Operations

	(in thousands)
	For the Three months ended March 31,
	2016	2015	Increase
Net income	$4,308	$3,427	$881
Net income attributable to Company	4,308	3,419	889
Net income increased by $0.9 million to $4.3 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015 primarily as a result of a decrease in the allocation of general and administrative costs by InvenTrust for certain corporate services and other expenses and a decrease in interest expense primarily driven by a decrease in the principal amount of our debt, partially offset by four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015
Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,		Increase
	2016	2015	(Decrease)	Variance
Income:
Rental income	$23,425	$24,407	$(982)	(4.0)%
Tenant recovery income	2,951	4,403	(1,452)	(33.0)%
Other property income	221	157	64	40.8%
Operating Expenses:
Property operating expenses	2,203	3,238	(1,035)	(32.0)%
Real estate taxes	2,425	2,908	(483)	(16.6)%
Depreciation and amortization	8,233	9,257	(1,024)	(11.1)%
General and administrative expenses	2,877	3,123	(246)	(7.9)%
Property Income and Operating Expenses
Rental income consists of monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, and other property income pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (in each case, some of which are recoverable from the tenant).

There was a decrease in property income for the three months ended March 31, 2016 compared to 2015. Total property income decreased by $2.4 million from the three months ended March 31, 2015 compared to the same period in 2016 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015. This transfer activity also caused property operating expenses to decrease $1.0 million, or 32.0%, when comparing the three months ended March 31, 2016 to the same period in 2015.
Real Estate Taxes
Real estate taxes decreased $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.
Depreciation and Amortization

Depreciation and amortization decreased by $1.0 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.
General Administrative Expenses

General and administrative expenses decreased to $2.9 million for the three months ended March 31, 2016 from $3.1 million for the three months ended March 31, 2015. The decrease was the result of a decrease in the allocation of costs by InvenTrust for certain corporate services and other expenses. For both periods, we were allocated a portion of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.
Non-Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,
	2016	2015	Decrease	Variance
Non-operating income and expenses:
Other (loss) income	(2)	10	(12)	(120.0)%
Interest expense	(6,545)	(7,017)	(472)	6.7%
Interest Expense
Interest expense decreased to $6.5 million for the three months ended March 31, 2016 from $7.0 million for the three months ended March 31, 2015. This was primarily driven by a decrease in the principal amount of our debt (including mortgages and the allocation of lines of credit from InvenTrust) to $432.2 million as of March 31, 2016 from $443.9 million as of March 31, 2015.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of March 31, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2016	17	2,361,291	$33,800	37.3%	37.3%	$14.31
2017	11	1,532,993	17,261	24.2%	19.0%	11.26
2018	15	188,837	3,927	3.0%	4.3%	20.80
2019	19	436,574	6,694	6.9%	7.4%	15.33
2020	36	534,005	13,506	8.4%	14.9%	25.29
2021	15	388,144	7,603	6.1%	8.4%	19.59
2022	7	170,698	2,457	2.7%	2.7%	14.39
2023	3	41,140	923	0.6%	1.0%	22.44
2024	2	63,200	434	1.0%	0.5%	6.87
2025	8	41,830	554	0.7%	0.6%	13.24
Month to Month	4	12,000	162	0.2%	0.2%	13.50
Thereafter	11	563,882	3,360	8.9%	3.7%	5.96
	148	6,334,594	$90,681	100.0%	100.0%	$14.32
The lease for AT&T – Hoffman Estates represents a significant portion of the annualized rent scheduled to expire in 2016, as it accounts for almost 27% of the total annualized rent. As of March 31, 2016, AT&T-Hoffman Estates has one tenant, AT&T, a telecommunications company. The original term of the lease for this asset expires in August 2016. AT&T did not renew this lease during the contractual renewal period. The next three largest leases expiring in 2016 account for approximately 7% of our annualized rent in the aggregate. For one asset, we believe that the current tenant may choose to renew for a portion of the space currently leased and that the asset will therefore become multi-tenant. We expect adequate demand for this asset from current sub-tenants or new tenants, though rental rates may be approximately 10% to 20% lower, when expenses are accounted for, due to the asset changing from single-tenant sale-leaseback to multi-tenant. For the second asset, a multi-tenant asset, the current tenant will not renew the portion of the space currently leased. This asset is located in a strong market and we expect adequate demand with consistent rental rates. The third lease, which is a correctional facility located in Haskell, Texas, expires in May 2016. To date, we have not reached an agreement with the existing tenant to renew the lease; however, we continue to negotiate. Additionally, we have not reached an agreement with other potential lessees of this facility. Due to the specialized nature of this asset and limited demand for such an asset, as well as the lack of market comparables, we are unable to estimate market rents and terms for such asset. Further, we may be unable to re-lease the facility on terms equal to or better than the current terms, or at all. If the term of lease expires without a renewal of the lease, it is possible that the tenant will holdover for a period of time and continue to pay rent pursuant to the term of the lease but we cannot provide any assurances that such a holdover will occur, or the period of time that such holdover would continue.  Refer to the risk factors set forth under "Risk Factors - Risks Related to Our Business and Industry" included in our Registration Statement on Form 10-12G for additional information.

The following table represents renewed leases that commenced in the three months ended March 31, 2016.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
Renewals	10	165,045	$17.87	2.65

During the three months ended March 31, 2016, 10 renewals commenced with gross leasable area totaling 165,045 square feet. The weighted average lease term for renewal leases was 2.65 years. No new leases commenced during the three months ended March 31, 2016.

As of December 31, 2015, we had gross leasable area totaling 30,414 square feet set to expire in the first three months of 2016, of which all 30,414 square feet, or 2 leases, were renewed. This achieved a retention rate of 100%.

Same-store
As of March 31, 2016, our portfolio consisted of 18 wholly owned assets and four parcels of unimproved land. As of March 31, 2015, our portfolio consisted of 23 wholly owned assets and four parcels of unimproved land, respectively. The assets owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Same store assets are all assets that we have owned and operated for the entirety of the periods being compared. This same store analysis allows management to monitor the operations of our existing assets for comparable periods to determine the effects of our acquisitions and dispositions on net income.
The following are key performance indicators for same store assets at March 31, 2016 and 2015:

	As of March 31,		Variance from 2015 to
	2016	2015	2016
Economic occupancy(a)	95.2%	94.5%	0.7%
Rent per square foot(b)	$14.16	$13.89	1.9%

(a)
Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.

(b)
Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.

Modified Net Operating Income
The following table represents our same store modified net operating income for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended
	March 31, 2016	March 31, 2015	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store assets	18	18
Operating revenues
Rental income	$23,106	$22,405	$701	3.1%
Tenant recovery income	2,664	3,386	(722)	(21.3)%
Other property income	180	142	38	26.8%
Total income	25,950	25,933	17	0.1%
Operating expenses
Property operating expenses	2,039	2,570	531	20.7%
Real estate taxes	1,979	1,989	10	0.5%
Total operating expenses	4,018	4,559	541	11.9%
Modified same store NOI(1)	21,932	21,374	558	2.6%
Modified non same store NOI(1)	781	2,031	(1,250)	(61.5)%
Modified net operating income(1)	$22,713	$23,405	$(692)	(3.0)%
Adjustments(2)				—
Adjustment to rental income	(744)	(587)	(157)	26.7%
Termination fee income	—	3	(3)	(100.0)%
Total adjustments	(744)	(584)	(160)	27.4%
Net operating income	$21,969	$22,821	$(852)	(3.7)%

(1)
Modified net operating income reflects the income from operations excluding adjustments, such as lease termination income, and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, (such as straight-line rent and above/below market lease amortization).

Modified net operating income on a same store basis increased slightly, by $0.6 million, or 2.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased occupancy and rent per square foot of 95.2% and $14.16, respectively, as of March 31, 2016 compared to 94.5% and $13.89, respectively, as of March 31, 2015. On a total segment basis, there was a decrease in modified net operating income of $0.7 million, or 3.0% as a result of the transfer of four assets to InvenTrust during the first quarter of 2016.

Modified Net Income is a non-GAAP financial measure. See "Selected Financial Data" below for an explanation of how we use Modified Net Income, why we present it and material limitations on its usefulness.

Liquidity and Capital Resources
As of March 31, 2016, we had $17.9 million of cash and cash equivalents, and $5.7 million of restricted escrows.
Our principal demands for funds have been and will continue to be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to make distributions to our stockholders;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets;

•	proceeds from debt; and

As of March 31, 2016, our AT&T—Hoffman Estates and AT&T—Cleveland assets are currently in hyper-amortization under our loan agreements and, as a result, rental payments less certain expenses are used to pay down the principal amount of the loan and are not available cash. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza and Sherman Plaza are currently being “swept” and held by the lender pursuant to the loan agreement and, as a result, are not available cash.
Our assets have lease maturities within the next three years that may reduce our cash flows from operations. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases for other securities. Such repurchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2016 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of March 31, 2016	Weighted average interest rate, fixed
2016	$88,980	5.88%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	281,503	6.20%
Total	$400,758	6.08%
Of the total outstanding debt, none is recourse to us.
As of March 31, 2016, we had $89.0 million of mortgage debt maturing through the remainder of 2016, and $30.3 million in mortgage debt maturing in 2017. The amount maturing in 2016 represents one mortgage with a maturity date in September 2016 and two mortgages with maturity dates in December 2016.
We currently anticipate that we will pay off our debt upon the disposition of assets or refinance existing debt. However, there can be no assurance that we will be able to sell assets before their debt matures or that we can obtain such refinancing on satisfactory terms, or at all. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancings.

As of March 31, 2016, our AT&T—Hoffman Estates and AT&T—Cleveland assets are currently in hyper-amortization under our loan agreements and, as a result, rental payments less certain expenses are used to pay down the principal amount of the loan and are not available cash. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza and Sherman Plaza are currently being “swept” and held by the lender pursuant to the loan agreement and, as a result, are not available cash. As noted above, the lease for our AT&T - Hoffman Estates property expires in August, 2016.  If the tenant does not renew, the potential difficulty of securing a new tenant is likely to make the loan difficult to refinance. Additionally, if AT&T does not renew and if we are unable to re-let the asset, we expect that we may be unable to make mortgage payments and may default under the loan agreement.
Mortgage loans outstanding as of March 31, 2016 and December 31, 2015 were $400.8 million and $406.0 million and had a weighted average interest rate of 6.08% and 6.09% per annum, respectively. For the three months ended March 31, 2016 and 2015, we had no additional borrowings secured by mortgages on our assets.
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32.9 million with InvenTrust. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full. As of March 31, 2016 and December 31, 2015, the balance of this note payable was $0 million and $15.1 million, respectively.

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300 million unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon the InvenTrust’s total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of March 31, 2016, the Company’s allocated portion of the unsecured credit facility was $16.1 million and the interest rate was 1.74%. As of December 31, 2015, the Company’s allocated portion of the unsecured credit facility was $17.9 million and the interest rate was 1.59%. As of the Distribution, we no longer have an allocated portion of the unsecured credit facility.

On February 3, 2015, InvenTrust entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit, which matures on February 2, 2019. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated its proportionate share of the revolving line of credit. As of March 31, 2016, the Company’s allocated portion of the revolving line of credit was $17.2 million and the interest rate was 1.84%. As of December 31, 2015, the Company’s allocated portion of the revolving line of credit was $0. As of the Distribution, we no longer have an allocated portion of the unsecured credit facility.

Summary of Cash Flows
Comparison of the three months ended March 31, 2016 and March 31, 2015

	(in thousands)
	For the Three months ended March 31,
	2016	2015
Cash provided by operating activities	$11,611	$11,390
Cash used in investing activities	(882)	(410)
Cash used in financing activities	(19,820)	(5,269)
(Decrease) increase in cash and cash equivalents	(9,091)	5,711
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$17,881	$16,002

Cash provided by operating activities was $11.6 million and $11.4 million for the three months ended March 31, 2016 and 2015, respectively, and was generated primarily from operating income from property operations.

Cash used in investing activities was $0.9 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The cash used in investing activities is primarily related to capital expenditures, payment of leasing fees and restricted escrows. In the three months ended March 31, 2016, cash used in restricted escrows was $0.8 million primarily for lender required escrows. In the three months ended March 31, 2015, payments for capital expenditures were $0.4 million.

Cash used in financing activities was $19.8 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in financing activities for the three months ended March 31, 2016 was primarily related to principal payments on mortgage debt of $5.2 million and the payoff of a note payable of $15.1 million. Cash used in financing activities for the three months ended March 31, 2015 was primarily due to principal payments of mortgage debt of $5.2 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Distributions
On December 15, 2015, MB REIT, currently a subsidiary of Highlands REIT, Inc., became a “qualified REIT subsidiary” of InvenTrust and ceased to be treated as a REIT for U.S. federal income tax purposes. Prior to that time, MB REIT made distributions to its stockholders in order to qualify as a REIT. As of March 31, 2015, MB REIT had issued and outstanding 943,000 shares of common stock having a par value of $1.00 per share, 207,000 shares of 3.5% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and 125 shares of 12.5% Series B Cumulative Non-Voting Preferred Stock, $0.01 par value per share. For the three months ended March 31, 2016 and 2015, no dividends were paid by Highlands or MB REIT.

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we have no off-balance sheet arrangements.

Selected Financial Data

The following table shows our condensed combined consolidated selected financial data relating to our condensed combined consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the condensed combined consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	March 31, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$654,689	$739,154
Debt, net	432,223	437,032

	Three Months Ended March 31,
	2016	2015
Operating Data:
Total revenues	$26,597	$28,967
Net income	$4,308	$3,427
Net income attributable to Company	$4,308	$3,419
Supplemental Measures:
Funds from operations (a)	$12,549	$12,681
Modified net operating income (b)	$22,713	$23,405
Cash Flow Data:
Net cash flows provided by operating activities	$11,611	$11,390
Net cash flows used in investing activities	$(882)	$(410)
Net cash flows used in financing activities	$(19,820)	$(5,269)

(a)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trader group, has promulgated a standard known as FFO, or Funds from Operations. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property. We have adopted the NAREIT definition in our calculation of FFO as management considers FFO a widely accepted and appropriate measure of performance for REITs.

In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded.

We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO. FFO is calculated as follows:

	Three Months Ended March 31,
	2016	2015
Net income	$4,308	$3,427
Less: Net income attributable to non-controlling interests	—	(8)
Net income attributable to Company	$4,308	$3,419
Depreciation and amortization related to investment properties	8,241	9,262
Funds from operations	$12,549	$12,681
As of March 31, 2016, (i) the loan agreements affiliated with AT&T—Hoffman Estates and AT&T—Cleveland are in “hyper-amortization,” and so all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan, and (ii) all net operating income, less management operating expenses, for Dulles Executive Plaza and Shops at Sherman Plaza is being “swept” and held by the lender pursuant to the applicable loan agreement, in each case, as a result of defaults under the respective loan agreements. For the three months ended March 31, 2016, the company relinquished $5.9 million, $1.3 million and $0.8 million to the lenders under the loan agreements for AT&T Hoffman Estates, Dulles Executive Plaza and AT&T Cleveland, respectively. For the three months ended March 31, 2016, Shops at Sherman Plaza had a net loss of $0.1 million.
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization of mark to market debt discounts and financing costs	$54	$57

(b)
Management of the Company uses modified net operating income, or Modified NOI as a key indicator of operating performance for internal monitoring and planning purposes, including the preparation of its annual operating budget and monthly operating reviews, as well as to facilitate analysis of future business decisions. Modified NOI reflects the income from operations excluding adjustments for lease termination income and GAAP rent adjustments. Management believes these adjustments provide a comparable presentation of operating activities across periods. Thus, the Company believes that presentation of this non-GAAP financial measure is helpful to investors’ understanding of the Company’s operating and investment decisions. In addition, the Company believes that Modified NOI allows management, investors and analysts to evaluate the Company’s operating results and performance trends on a year-to-year basis because it is an indicator of the return on property investment, before corporate-level allocations and other expenses.

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the condensed combined consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Modified net operating income	$22,713	$23,405
Adjustments(1)	(744)	(584)
Net operating income	21,969	22,821
Non-allocated expenses(2)	(11,110)	(12,380)
Other income and expenses(3)	(6,551)	(7,014)
Net income	4,308	3,427
Less: Net income attributable to non-controlling interests	—	(8)
Net income attributable to Company	$4,308	$3,419

(1)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

(2)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(3)	Other income and expenses consist of other (loss) income, interest expense and income tax expense.
Use and Limitations of Non-GAAP Financial Measures
FFO and Modified NOI do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use FFO and Modified NOI because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. These non-GAAP financial measures as presented may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our condensed combined consolidated statements of operations and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Subsequent Events
On April 28, 2016, the Company was spun-off from InvenTrust, its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of Common Stock of Highlands to holders of record of InvenTrust's common stock as of the close of business on the Record Date. Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date. As a result, Highlands became an independent, self-advised, non-traded company. Highlands intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of March 31, 2016, we did not have any variable rate loans outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10-12G (File No. 000-55580) under the heading "Risk Factors".
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highlands REIT, Inc.

Date:	May 10, 2016	By:	/s/ Richard Vance

Richard Vance
President, Chief Executive Officer and Secretary (Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Principal Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement between InvenTrust Properties, Corp. and Highlands REIT, Inc., dated as of April 16, 2016 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2016)

3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Transition Services Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.2
Employee Matters Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.3*	Executive Employment Agreement between Highlands REIT, Inc. and Richard Vance, dated as of April 14, 2016
10.4
Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

10.5*	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan
10.6
Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)

10.7
Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)

10.8*	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Quarterly Report on Form 10-Q.