Form 10-Q
period 2016-06-30
Highlands REIT, Inc.
filed 2016-08-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 8, 2016 there were 864,890,967 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015
(Dollar amounts in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties
Land	$123,291	$153,646
Building and other improvements	438,988	711,262
Total	562,279	864,908
Less accumulated depreciation	(80,716)	(185,100)
Net investment properties	481,563	679,808
Cash and cash equivalents	24,502	26,972
Restricted cash and escrows	5,335	3,647
Accounts and rents receivable (net of allowance of $111 and $104)	12,292	12,554
Intangible assets, net	8,794	12,547
Deferred costs and other assets	4,853	3,626
Total assets	$537,339	$739,154
Liabilities
Debt, net	$393,101	$437,032
Accounts payable and accrued expenses	27,383	28,298
Intangible liabilities, net	4,036	5,074
Other liabilities	1,005	1,897
Total liabilities	$425,525	$472,301
Commitments and contingencies
Stockholder’s Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 864,890,967 shares issued and outstanding as of June 30, 2016	8,649	—
Additional paid in capital	1,405,258	1,534,018
Accumulated distributions in excess of net income (loss)	(1,302,093)	(1,267,165)
Total stockholders’ equity	111,814	266,853
Total liabilities and equity	$537,339	$739,154

See accompanying notes to the condensed combined consolidated financial statements

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)
For the three and six months ended June 30, 2016 and 2015
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$22,290	$23,802	$45,716	$48,208
Tenant recovery income	2,485	3,442	5,436	7,845
Other property income	60	210	281	367
Total revenues	$24,835	$27,454	$51,433	$56,420
Expenses
Property operating expenses	1,897	2,490	4,101	5,728
Real estate taxes	1,837	2,723	4,262	5,631
Depreciation and amortization	7,012	8,970	15,246	18,227
General and administrative expenses	4,205	3,014	7,082	6,138
Provision for asset impairment	42,615	—	42,615	—
Total expenses	$57,566	$17,197	$73,306	$35,724
Operating (loss) income	$(32,731)	$10,257	$(21,873)	$20,696
Other loss	(111)	(20)	(113)	(10)
Interest expense	(6,159)	(6,807)	(12,704)	(13,824)
(Loss) income before income taxes	$(39,001)	$3,430	$(34,690)	$6,862
Income tax expense	(234)	(8)	(238)	(15)
Net (loss) income	$(39,235)	$3,422	$(34,928)	$6,847
Less: Net income attributable to non-controlling interests	—	—	—	(8)
Net (loss) income attributable to Company	$(39,235)	$3,422	$(34,928)	$6,839
Net (loss) income per common share, basic and diluted	$(0.05)	$—	$(0.04)	$0.01
Weighted average number of common shares outstanding, basic and diluted	863,975,978	862,014,421	863,975,978	862,014,421

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Equity
(Dollar amounts in thousands)
For the six months ended June 30, 2016 and 2015
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Non- Controlling Interests	Total
Balance at January 1, 2016	—	$—	$1,534,018	$(1,267,165)	$—	$266,853
Net loss	—	—	—	(34,928)	—	(34,928)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	—	(69)
Share-based compensation	2,876,546	29	1,007	—	—	1,036
Distributions to InvenTrust	—	—	(129,853)	—	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	—	85,358
Balance at June 30, 2016	864,890,967	$8,649	$1,405,258	$(1,302,093)	$—	$111,814

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Non- Controlling Interests	Total
Balance at January 1, 2015	—	$—	$1,593,858	$(1,276,875)	$125	$317,108
Net income	—	—	—	6,839	8	6,847
Dividends paid			—	(4,622)	—	(4,622)
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Distributions to InvenTrust	—	—	(102,178)	—	—	(102,178)
Contributions from InvenTrust	—	—	72,148	—	—	72,148
Balance at June 30, 2015	—	$—	$1,563,828	$(1,274,658)	$125	$289,295

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the six months ended June 30, 2016 and 2015
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(34,928)	$6,847
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,261	18,239
Amortization of above and below market leases, net	(625)	(199)
Amortization of debt discounts and financing costs	108	111
Straight-line rental income	1,437	1,339
Provision for asset impairment	42,615	—
Non-cash stock-based compensation expense	1,850	—
Changes in assets and liabilities:
Accounts and rents receivable	(1,531)	(1,087)
Deferred costs and other assets	(3,233)	455
Accounts payable and accrued expenses	933	1,907
Other liabilities	(488)	(182)
Net cash flows provided by operating activities	$21,399	$27,430
Cash flows from investing activities:
Capital expenditures and tenant improvements	(422)	(1,242)
Payment of leasing fees	(437)	(1,635)
Restricted escrows and other assets	(240)	(255)
Net cash flows used in investing activities	$(1,099)	$(3,132)
Cash flows from financing activities:
Distributions to InvenTrust	(63,206)	(47,612)
Contributions from InvenTrust	67,444	46,462
Payoff of note payable	(15,062)	—
Principal payments of mortgage debt	(11,063)	(10,123)
Dividends paid	—	(4,622)
Distributions paid to non-controlling interests	—	(8)
Repurchase of common shares	(69)	—
Payment for tax withholding for share-based compensation	(814)	—
Net cash flows used in financing activities	$(22,770)	$(15,903)
Net (decrease) increase in cash and cash equivalents	(2,470)	8,395
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$24,502	$18,686

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the six months ended June 30, 2016 and 2015
(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,596	$15,263
Supplemental schedule of non-cash investing and financing activities:
Change in allocation of InvenTrust unsecured credit facility	$(17,914)	$(25,686)
Distribution of assets and liabilities of four and three assets, respectively, to InvenTrust, net	$66,647	$54,566
Reduction in carryover basis in connection with separation from InvenTrust	$76,583	$—

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

The accompanying Condensed Combined Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited Combined Consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2015, which are included in the Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission by Highlands REIT, Inc. on April 13, 2016, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
Highlands REIT, Inc. ("Highlands") is a Maryland corporation with a portfolio of single- and multi-tenant office assets, industrial assets, retail assets, correctional facilities, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. ("InvenTrust" and formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the "Distribution"). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow it to qualify as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 4 and 11 for more details.
Prior to the Distribution, Highlands had not conducted any business as a separate company and, prior to reorganization transactions completed prior to and in connection with the Distribution, had no material assets or liabilities. The operations transferred to Highlands by InvenTrust are presented as if the transferred business was Highlands’ business for all historical periods presented in the accompanying condensed combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records. Upon the Distribution, Highlands' recorded the assets acquired and liabilities assumed based on InvenTrust's basis as of the date of the Distribution. Accordingly, Highlands recorded a reduction in the basis of investment properties of $76,583. The reduction in basis was related to an impairment loss that InvenTrust recorded upon the disposal of Highlands as part of the Distribution.
The accompanying condensed combined consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries (collectively, the “Company”). Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Debt Note 5.
As of June 30, 2016, the Company owned 18 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. As of December 31, 2015, the Company owned 22 assets and four parcels of land.

2. Summary of Significant Accounting Policies

The accompanying condensed combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2016 and the results of operations for all periods presented have been made. Actual results could differ from those estimates.
Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2015 included in the Company's Registration Statement on Form 10-12G, as amended, filed with the Securities and Exchange Commission on April 13, 2016 (the "Registration Statement"), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed combined consolidated financial statements.

Basis of Presentation
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust. Prior to the Distribution, the accompanying historical condensed combined consolidated financial statements did not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that had been “carved out” of InvenTrust’s consolidated financial statements and reflected significant assumptions and allocations. The condensed combined consolidated financial statements reflect the operations of certain assets and liabilities that had been historically held by InvenTrust, but which were specifically identifiable or attributable to the Company. Prior to the Distribution, the accompanying condensed combined consolidated financial statements included allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. InvenTrust also allocated to the Company a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.
Prior to the Distribution, the condensed combined consolidated financial statements included transactions in which ordinary course cash transactions were processed by InvenTrust due to InvenTrust’s centralized cash management process on behalf of the Company, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between the Company and InvenTrust. These ordinary course intercompany transactions are considered to be effectively settled at the time of the Company’s separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the condensed combined consolidated statements of cash flow as a financing activity. For the period subsequent to the spin-off from InvenTrust, the condensed consolidated financial statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP.
Share Based Compensation

In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. The cost of the share based payments that are fully vested at the grant date are measured and recognized at that date. Liability classified awards are measured at the grant date and are subsequently re-measured at the end of each period. The fair value of the stock awards for the purposes of recognizing stock-based compensation expense is based on the estimated fair value per share of Highlands’ Common Stock as determined by the Highlands' board of directors on the grant date.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Any anti-dilutive securities are excluded from the diluted earnings per-share calculation.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Accounting, which requires that all excess tax benefits and tax deficiencies related to stock based compensation arrangements must be recognized in the income statement as they occur as opposed to the current guidance where excess tax benefits are recorded in equity. ASU 2016-09 also allows entities to make an accounting policy election to either continue to estimate forfeitures on stock based compensation arrangements or to account for forfeitures as they occur. ASU 2016-09 also allows an employer with statutory income tax withholding obligations to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company adopted ASU 2016-09 effective as of April 1, 2016.

3. Disposed Assets

During the three and six months ended June 30, 2016 and 2015, the Company did not sell any assets.

On February 19, 2016, the Company distributed the assets and liabilities associated with four retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the six months ended June 30, 2016.
On January 28, 2015, the Company distributed the assets and liabilities associated with three retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the six months ended June 30, 2015.

4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2016 and 2015.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
General and administrative expense allocation (a)	$576	$2,856	$3,324	$5,776
Transition services fees (b)	$51	$—	$51	$—

(a)
Prior to the Distribution, general and administrative expense includes allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust, which was based upon the Company’s percentage share of the average invested assets of InvenTrust. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. The Company believes that using average invested assets to allocate costs is a reasonable reflection of the services and other benefits received by the Company and complies with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material. Subsequent to the Distribution, the Company was not allocated any costs.

(b)
In connection with the Distribution, the Company entered into the Transition Services Agreement with InvenTrust, under which InvenTrust has agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. There is a flat monthly fee per service and the total amount paid to InvenTrust will not be greater than approximately $100. The expiration date varies by service provided and the agreement will terminate on the earlier of December 31, 2016 or the termination of the last service provided under it.

As of June 30, 2016 and December 31, 2015, the Company has been allocated a portion of InvenTrust's unsecured credit facility of $0 and $17,914, respectively. In addition, as of June 30, 2016 and December 31, 2015, the Company had a note payable with InvenTrust of $0 and $15,062, respectively. Refer to Debt Note 5 for additional detail.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

5. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2016 and December 31, 2015 were $394,930 and $405,994, respectively, and had a weighted average interest rate of 6.06% and 6.09% per annum, respectively. Deferred financing costs, net, as of June 30, 2016 and December 31, 2015 were $1,829 and $1,938, respectively. As of June 30, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of June 30, 2016	Weighted average interest rate
2016	$88,980	5.88%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	275,675	6.18%
Total	$394,930	6.06%

The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. There is no recourse debt as of June 30, 2016 and December 31, 2015.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all such covenants. As of June 30, 2016, the mortgage loans on the AT&T-Hoffman Estates and AT&T-Cleveland assets are in “hyper-amortization,” and, as a result, all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, lender remits excess cash to the Company for its general use after the debt service payment has been paid.

The amount maturing in 2016 represents three mortgage loans, two of which mature in December 2016. The third, which is secured by the Company's Dulles - Executive Plaza asset, matures on September 1, 2016 and we expect that this loan will go into default on the maturity date. On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. As of June 30, 2016, AT&T-Hoffman Estates had one tenant, AT&T, a telecommunications company. The original term of the lease for this asset expires on August 15, 2016. AT&T has not renewed this lease and we do not expect them to do so. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. The Company has initiated discussions with the special servicer regarding the future of the asset. These events indicate a reduction in the expected holding period of the assets, representing impairment triggers. Refer to Note 6 for more details.

In January 2015, the assets and liabilities associated with three retail assets were distributed to InvenTrust. Two of these assets were encumbered by a mortgage. As part of the distribution of these assets to InvenTrust, the mortgage payables of $19,893 were also distributed at carrying value due to common control.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

Unsecured credit facility

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300,000 unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon InvenTrust's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility; therefore, as of June 30, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the term loan was $17,914 and the interest rate was 1.59%.

On February 3, 2015, InvenTrust entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit, which matures on February 2, 2019. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated its proportionate share of the revolving line of credit. As of June 30, 2016 and December 31, 2015, the Company’s allocated portion of the revolving line of credit was $0, respectively. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility.
Note Payable
On May 1, 2014, the Company entered into a note payable in the amount of $32,908 with InvenTrust, which matured on demand. The note payable was non-amortizing with an interest rate of 8.50%. Such interest was payable on demand or, until such time as demand was made, monthly in arrears, beginning on June 1, 2014 and continuing on the first day of each month thereafter until the note had been paid in full. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full. As of June 30, 2016 and December 31, 2015, the balance of this note payable was $0 and $15,062, respectively.

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

The Company has estimated fair value using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

Non-Recurring Measurements

During the three and six months ended June 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period, which represented an impairment trigger. The Company recorded an impairment on investment properties of $42,615 on two net lease assets. The following table presents these assets measured at fair value on a nonrecurring basis as of June 30, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
June 30, 2016
Investment Properties	—	—	$37,703	(a)	$37,703	$42,615

(a)
Represents the fair values of two net lease assets. The estimated fair value relating to the investment properties’ impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates were 7.50% and discount rates ranging from 7.50% to 9.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

The Company did not have any assets measured at fair value on a nonrecurring basis as of December 31, 2015.

During the three and six months ended June 30, 2015, the Company recognized no provision for asset impairment.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of June 30, 2016 and as of December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$394,930	$400,162	$405,994	$410,888
Unsecured credit facility	—	—	17,914	17,914
Note payable	—	—	15,062	15,062
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 4.50% and 4.52% per annum as of June 30, 2016 and December 31, 2015. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average effective interest rates rates used range from 4.15% to 5.15% and 3.99% to 4.99% as of June 30, 2016 and December 31, 2015, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

7. Income Taxes
The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
Prior to the Distribution, the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which has elected to be taxed as a REIT and has operated in a manner intended to qualify as a REIT under the Code. As a QRS, the Company was disregarded as a separate entity from InvenTrust for U.S. federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company were treated for federal income tax purposes as those of InvenTrust.
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
During the three months ended June 30, 2016 and 2015, an income tax expense of $234 and $8, respectively, was included on the condensed combined consolidated statements of operations.
During the six months ended June 30, 2016 and 2015, an income tax expense of $238 and $15, respectively, was included on the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

8. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented in Other.
For the six months ended June 30, 2016, approximately 46% of the Company’s revenue from continuing operations was generated by three net lease assets leased to AT&T, Inc. As a result of the concentration of revenue generated from these assets, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company would have significantly reduced revenues and/or higher expenses until the defaults were cured or the assets were leased to a new tenant or tenants, if at all. As of June 30, 2016, the mortgage loans on the AT&T-Hoffman Estates and AT&T-Cleveland assets are in “hyper-amortization,” and, as a result, all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. As of June 30, 2016, AT&T-Hoffman Estates had one tenant, AT&T. The original term of the lease for this asset expires on August 15, 2016. AT&T has not renewed this lease and we do not expect them to do so. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. The Company has initiated discussions with the special servicer regarding the future of the asset.

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$22,290	$15,527	$4,220	$2,543	$—
Tenant recovery income	2,485	694	1,688	103	—
Other property income	60	143	(8)	(87)	12
Total income	24,835	16,364	5,900	2,559	12
Operating expenses	3,734	910	1,812	805	207
Net operating income (loss)	$21,101	$15,454	$4,088	$1,754	$(195)
Non-allocated expenses (a)	(11,217)
Other income and expenses (b)	(6,504)
Provision for asset impairment (c)	(42,615)
Net loss attributable to the Company	$(39,235)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $42,615 related to two net lease assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$23,802	$15,675	$5,859	$2,268	$—
Tenant recovery income	3,442	855	2,396	191	—
Other property income	210	168	16	20	6
Total income	27,454	16,698	8,271	2,479	6
Operating expenses	5,213	1,308	3,032	716	157
Net operating income (loss)	$22,241	$15,390	$5,239	$1,763	$(151)
Non-allocated expenses (a)	(11,984)
Other income and expenses (b)	(6,835)
Net income attributable to the Company	$3,422

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$45,716	$31,090	$9,419	$5,207	$—
Tenant recovery income	5,436	1,548	3,530	358	—
Other property income	281	277	61	(76)	19
Total income	51,433	32,915	13,010	5,489	19
Operating expenses	8,363	1,969	4,424	1,624	346
Net operating income (loss)	$43,070	$30,946	$8,586	$3,865	$(327)
Non-allocated expenses (a)	(22,328)
Other income and expenses (b)	(13,055)
Provision for asset impairment (c)	(42,615)
Net loss attributable to the Company	$(34,928)
Balance Sheet Data
Real estate assets, net (d)	$490,357	$215,763	$156,966	$86,002	$31,626
Non-segmented assets (e)	46,982
Total assets	537,339
Capital expenditures	$422	$—	$422	$—	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $42,615 related to two net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

The following table summarizes net property operations income by segment for the six months ended June 30, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$48,208	$31,355	$12,318	$4,535	$—
Tenant recovery income	7,845	1,888	5,569	388	—
Other property income	367	293	30	32	12
Total income	56,420	33,536	17,917	4,955	12
Operating expenses	11,359	2,739	6,782	1,147	691
Net operating income (loss)	$45,061	$30,797	$11,135	$3,808	$(679)
Non-allocated expenses (a)	(24,365)
Other income and expenses (b)	(13,849)
Net income	$6,847
Less: net income attributable to non-controlling interests	(8)
Net income attributable to Company	$6,839

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest expense and income tax expense.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

9. Earnings Per Share

Basic earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

For periods prior to the Distribution, basic and diluted earnings per share was calculated by dividing net income attributable to the Company by the 862.0 million shares of Common Stock outstanding upon the completion of the Distribution.

The following table reconciles net (loss) income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator:
Net (loss) income	$(39,235)	$3,422	$(34,928)	$6,847
Less: Net income attributable to non-controlling interests	—	—	—	(8)
Net (loss) income attributable to Company	$(39,235)	$3,422	$(34,928)	$6,839

Denominator:
Weighted average shares outstanding - basic and diluted	863,975,978	862,014,421	863,975,978	862,014,421

Basic and diluted (loss) income per share:
Net (loss) income per common share	$(0.05)	$—	$(0.04)	$0.01

10. Share Based Compensation

Incentive Award Plan

On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. To date, the Company has only granted stock awards, which were fully vested at the grant date. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2016, 37,861,111 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of June 30, 2016 is as follows:

Non-Vested stock awards	Stock Awards (#)	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	—	—
Granted	5,138,889	$0.36
Vested	(5,138,889)	0.36
Forfeited	—	—
Balance at June 30, 2016	—	$—

For the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $1,850 related to the Incentive Award Plan. No stock-based compensation expense was recognized for the three and six

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2016

months ended June 30, 2015. For the three and six months ended June 30, 2016, the Company paid $814 related to tax withholding for share-based compensation.

11. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.
In addition, in connection with the Company’s separation from InvenTrust, on April 14, 2016, the Company entered into a Separation and Distribution Agreement, and on April 28, 2016, the Company entered into a Transition Services Agreement and Employee Matters Agreement, each with InvenTrust. Pursuant to the Separation and Distribution Agreement, Highlands has agreed to indemnify, defend and hold harmless InvenTrust and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by Highlands in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by Highlands or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement (iii) losses arising from third party claims relating to the separation and distribution and (iv) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement, other than specified information relating to and provided by InvenTrust (the “Specified InvenTrust Information”). Similarly, InvenTrust has agreed to indemnify, defend and hold harmless Highlands and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by InvenTrust in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by InvenTrust or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement and (iii) the Specified InvenTrust Information. InvenTrust and Highlands will not be deemed to be affiliates of the other for purposes of determining the above described indemnification obligations.
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

12. Subsequent Events
On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. The Company has initiated discussions with the special servicer regarding the future of the asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,”

“guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Registration Statement on Form 10-12G, as amended; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

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

Overview
On April 28, 2016, Highlands REIT, Inc., a Maryland corporation ("Highlands"), was spun-off from InvenTrust Properties Corp., a Maryland corporation ("InvenTrust"), its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the "Distribution"). As a result, the Company became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.

As of June 30, 2016, our portfolio of assets consisted of seven office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. References to the "Company", "we" or "us" are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
Our investment objectives are to preserve, protect and maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities while seeking to provide stockholders with a return of their investment by liquidating and distributing net sales proceeds. We may seek to sustain and enhance the values of our portfolio through selective acquisitions, additional leasing or capital expenditures, where necessary, while identifying and implementing disposition strategies for the assets in our portfolio. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other”. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our Condensed Combined Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015.

Separation from InvenTrust

As a result of the Distribution, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate our separation from InvenTrust and the Distribution, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provide for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and govern certain relationships between us and InvenTrust after the Distribution.

Basis of Presentation

Highlands was formed in December 2015 as a wholly-owned subsidiary of InvenTrust. Prior to the Distribution, we and InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands' current asset portfolio into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to Inventrust, facilitate our separation from InvenTrust and the distribution and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying combined condensed consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying combined condensed consolidated financial statements as having occurred on such date. The accompanying combined condensed consolidated financial statements prior to the spin-off reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
Prior to the Distribution, our financial statements also include transactions in which ordinary course cash transactions have been processed by InvenTrust due to InvenTrust’s centralized cash management process on our behalf, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between InvenTrust and us. These ordinary course intercompany transactions are considered to be effectively settled at the time of our separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the financial statements.

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
Expenses
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

Results of Operations
Comparison of the three and six months ended June 30, 2016 and 2015
Key performance indicators are as follows:

	As of June 30,
	2016	2015
Economic occupancy (a)	93.9%	94.7%
Rent per square foot (b)	$13.85	$13.90

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

Condensed Combined Consolidated Results of Operations

	(in thousands)			(in thousands)
	For the Three months ended June 30,			For the Six months ended June 30,
	2016	2015	Decrease	2016	2015	Decrease
Net (loss) income	$(39,235)	$3,422	$(42,657)	$(34,928)	$6,847	$(41,775)
Net (loss) income attributable to Company	(39,235)	3,422	(42,657)	(34,928)	6,839	(41,767)
Net (loss) income decreased by $42.7 million to a net loss of $39.2 million for the three months ended June 30, 2016 from net income $3.4 million for the three months ended June 30, 2015 primarily as a result of an increase in asset impairment charges of $42.6 million related to two net lease assets and an increase in general and administrative costs related to stock-based compensation expense. The increases in asset impairment charges and general and administrative expense are partially offset by a decrease in interest expense primarily driven by a decrease in the principal amount of our debt.
Net (loss) income decreased by $41.8 million to a net loss of $34.9 million for the six months ended June 30, 2016 from net income of $6.8 million for the six months ended June 30, 2015, primarily as a result of an increase in asset impairment charges of $42.6 million related to two net lease assets and an increase in general and administrative costs related to stock-based compensation expense. The increases in asset impairment charges and general and administrative expense are partially offset by a decrease in interest expense primarily driven by a decrease in the principal amount of our debt.

Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,		Increase		For the Six months ended June 30,		Increase
	2016	2015	(Decrease)	Variance	2016	2015	(Decrease)	Variance
Income:
Rental income	$22,290	$23,802	$(1,512)	(6.4)%	$45,716	$48,208	$(2,492)	(5.2)%
Tenant recovery income	2,485	3,442	(957)	(27.8)%	5,436	7,845	(2,409)	(30.7)%
Other property income	60	210	(150)	(71.4)%	281	367	(86)	(23.4)%
Operating Expenses:
Property operating expenses	1,897	2,490	(593)	(23.8)%	4,101	5,728	(1,627)	(28.4)%
Real estate taxes	1,837	2,723	(886)	(32.5)%	4,262	5,631	(1,369)	(24.3)%
Depreciation and amortization	7,012	8,970	(1,958)	(21.8)%	15,246	18,227	(2,981)	(16.4)%
General and administrative expenses	4,205	3,014	1,191	39.5%	7,082	6,138	944	15.4%
Provision for asset impairment	42,615	—	42,615	—%	42,615	—	42,615	—%
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
There was a decrease in property income for the three months ended June 30, 2016 compared to 2015. Total property income decreased by $2.6 million in the three months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016. This transfer activity also caused property operating expenses to decrease $0.6 million, or 23.8%, when comparing the three months ended June 30, 2016 to the same period in 2015.
There was a decrease in property income for the six months ended June 30, 2016 compared to 2015. Total property income decreased by $5.0 million in the six months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015. This transfer activity also caused property operating expenses to decrease $1.6 million, or 28.4%, when comparing the three and six months ended June 30, 2016 to the same period in 2015.
Real Estate Taxes
Real estate taxes decreased $0.9 million for the three months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016.
Real estate taxes decreased $1.4 million for the six months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.

Depreciation and Amortization

Depreciation and amortization decreased by $2.0 million for the three months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and the decrease in asset basis related to the provision for asset impairment charges recorded on eight assets.

Depreciation and amortization decreased by $3.0 million for the six months ended June 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016, three assets that were transferred to InvenTrust during the first quarter of 2015 and the decrease in asset basis related to the provision for asset impairment charges recorded on eight assets.

General Administrative Expenses

General and administrative expenses increased to $4.2 million for the three months ended June 30, 2016 from $3.0 million for the three months ended June 30, 2015. The increase was the result of an increase in corporate general and administrative expense primarily related to stock-based compensation expense for the three months ended June 30, 2016. We were also allocated costs by InvenTrust for certain corporate services and other expenses. For the three months ended June 30, 2016, we were only allocated one month of such expenses based upon our percentage share of the average invested assets of InvenTrust. For the three months ended June 30, 2015, we were allocated three months of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.

General and administrative expenses increased to $7.1 million for the six months ended June 30, 2016 from $6.1 million for the six months ended June 30, 2015. The increase was the result of an increase in corporate general and administrative expense primarily related to stock-based compensation expense for the six months ended June 30, 2016. We were also allocated costs by InvenTrust for certain corporate services and other expenses. For the six months ended June 30, 2016, we were only allocated four months of such expenses based upon our percentage share of the average invested assets of InvenTrust. For the six months ended June 30, 2015, we were allocated six months of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.
Provision for Asset Impairment
For the three and six months ended June 30, 2016, we identified certain assets that may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. We recorded an impairment of investment properties of $42,615 on two net lease assets.
For the three and six months ended June 30, 2015, we recorded no asset impairment charges.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,				For the Six months ended June 30,
	2016	2015	Decrease	Variance	2016	2015	Decrease	Variance
Non-operating income and expenses:
Other loss	(111)	(20)	(91)	455.0%	(113)	(10)	(103)	1,030.0%
Interest expense	(6,159)	(6,807)	(648)	9.5%	(12,704)	(13,824)	(1,120)	8.1%
Interest Expense
Interest expense decreased to $6.2 million for the three months ended June 30, 2016 from $6.8 million for the three months ended June 30, 2015. This was primarily driven by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $393.1 million as of June 30, 2016 from $438.4 million as of June 30, 2015.
Interest expense decreased to $12.7 million for the six months ended June 30, 2016 from $13.8 million for the six months ended June 30, 2015. This was primarily driven by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $393.1 million as of June 30, 2016 from $438.4 million as of June 30, 2015.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of June 30, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2016	11	2,003,128	$29,385	31.3%	30.7%	$14.67
2017	15	1,715,020	22,019	26.8%	23.0%	12.84
2018	16	192,406	2,342	3.0%	2.4%	12.17
2019	23	603,174	10,319	9.4%	10.8%	17.11
2020	36	533,995	13,783	8.3%	14.4%	25.81
2021	21	451,411	8,992	7.1%	9.4%	19.92
2022	7	170,698	2,565	2.7%	2.7%	15.03
2023	3	41,140	1,092	0.6%	1.1%	26.54
2024	2	63,200	493	1.0%	0.5%	7.80
2025	8	41,830	592	0.7%	0.6%	14.15
Month to Month	4	14,800	277	0.2%	0.3%	18.72
Thereafter	12	571,187	3,759	8.9%	3.9%	6.58
	158	6,401,989	$95,618	100.0%	100.0%	$14.94

The lease for AT&T-Hoffman Estates represents a significant portion of the annualized rent scheduled to expire in 2016, as it accounts for almost 26% of the total annualized rent. As of June 30, 2016, AT&T-Hoffman Estates had one tenant, AT&T. The original term of the lease for this asset expires on August 15, 2016. AT&T has not renewed this lease and we do not expect them to do so. The next three largest leases expiring in 2016 account for approximately 4% of our annualized rent in the aggregate. For two of these assets, the current tenant has signed a new lease for only a portion of the space previously leased. The assets are therefore expected to become multi-tenant during the third quarter. We have received adequate demand for these assets from current sub-tenants or new tenants, though rental rates may be approximately 10% to 20% lower after considering reimbursable expenses, due to the asset changing from single-tenant to multi-tenant. For the third asset, a multi-tenant office asset, the current tenant did not renew the portion of the space currently leased when it expired on June 30, 2016. This asset is located in a strong market and, while we expect to make capital expenditures in connection with re-leasing the asset, we expect adequate demand with consistent or better rental rates. Refer to the risk factors set forth under "Risk Factors - Risks Related to Our Business and Industry" included in our Registration Statement on Form 10-12G for additional information.

The following table represents renewed leases that commenced in the six months ended June 30, 2016.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
Renewals	12	324,861	$16.17	2.53

During the six months ended June 30, 2016, 12 renewals commenced with gross leasable area totaling 324,861 square feet. The weighted average lease term for renewal leases was 2.53 years. No new leases commenced during the six months ended June 30, 2016.

As of December 31, 2015, we had gross leasable area totaling 416,896 square feet set to expire in the first six months of 2016, of which 223,904 square feet, or 6 leases, were renewed. This achieved a retention rate of 54%. The renewed leases include a correctional facility in Haskell, Texas, which initially expired in May 2016. We reached a renewal agreement with this tenant to extend the lease on similar terms through January 2017.

Same-store
As of June 30, 2016, our portfolio consisted of 18 wholly owned assets and four parcels of unimproved land. As of June 30, 2015, our portfolio consisted of 23 wholly owned assets and four parcels of unimproved land. The assets owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Same store assets are all assets that we have owned and operated for the entirety of the periods being compared. This same store analysis allows management to monitor the operations of our existing assets for comparable periods to determine the effects of our acquisitions and dispositions on net income.
The following are key performance indicators for same store assets at June 30, 2016 and 2015:

	As of June 30,		Variance from 2015 to
	2016	2015	2016
Economic occupancy(a)	93.7%	94.7%	(1.0)%
Rent per square foot(b)	$13.85	$13.90	(0.4)%

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

Modified Net Operating Income
The following table represents the reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP measure, to same store modified net operating income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016	June 30, 2015	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	June 30, 2016	June 30, 2015	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
Net (loss) income attributable to Company	$(39,235)	$3,422	$(42,657)	(1,246.6)%	$(34,928)	$6,839	$(41,767)	(610.7)%
Net income attributable to non-controlling interests	—	—	—	—%	—	8	(8)	(100.0)%
Net (loss) income	$(39,235)	$3,422	$(42,657)	(1,246.6)%	$(34,928)	$6,847	$(41,775)	(610.1)%
Income tax expense	234	8	226	2,825.0%	238	15	223	1,486.7%
(Loss) income before income taxes	$(39,001)	$3,430	$(42,431)	(1,237.1)%	$(34,690)	$6,862	$(41,552)	(605.5)%
Add:							—	—%
Depreciation and amortization	7,012	8,970	(1,958)	(21.8)%	15,246	18,227	(2,981)	(16.4)%
General and administrative expenses	4,205	3,014	1,191	39.5%	7,082	6,138	944	15.4%
Provision for asset impairment	42,615	—	42,615	—%	42,615	—	42,615	—%
Other loss	111	20	91	455.0%	113	10	103	1,030.0%
Interest expense	6,159	6,807	(648)	(9.5)%	12,704	13,824	(1,120)	(8.1)%
Total net operating income	$21,101	$22,241	$(1,140)	(5.1)%	$43,070	$45,061	$(1,991)	(4.4)%
Adjustment to rental income(1)	76	558	(482)	(86.4)%	812	1,152	(340)	(29.5)%
Termination fee income	7	7	—	—%	14	(2)	16	(800.0)%
Total modified net operating income	21,184	22,806	$(1,622)	(7.1)%	$43,896	$46,211	$(2,315)	(5.0)%
Modified non same store NOI(2)	44	(1,351)	1,395	(103.3)%	(736)	(3,382)	2,646	(78.2)%
Same store net operating income	$21,228	$21,455	$(227)	(1.1)%	$43,160	$42,829	$331	0.8%

Same store net operating income
Operating revenues
Rental income	$22,373	$22,437	$(64)	(0.3)%	$45,480	$44,842	$638	1.4%
Tenant recovery income	2,485	2,684	(199)	(7.4)%	5,145	6,070	(925)	(15.2)%
Other property income	48	171	(123)	(71.9)%	232	312	(80)	(25.6)%
Total income	24,906	25,292	(386)	(1.5)%	50,857	51,224	(367)	(0.7)%
Operating expenses				—
Property operating expenses	1,878	1,943	65	3.3%	3,918	4,512	594	13.2%
Real estate taxes	1,800	1,894	94	5.0%	3,779	3,883	104	2.7%
Total operating expenses	3,678	3,837	159	4.1%	7,697	8,395	698	8.3%
Same store NOI(1)	21,228	21,455	(227)	(1.1)%	43,160	42,829	331	0.8%

(1)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

(2)
Modified net operating income reflects the income from operations excluding adjustments, such as lease termination income, and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

Modified net operating income on a same store basis decreased slightly, by $0.2 million, or (1.1)%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. On a total segment basis, there was a decrease in modified net operating income of $1.6 million, or 7.1% as a result of the transfer of four assets to InvenTrust during the first quarter of 2016.
Modified net operating income on a same store basis increased slightly, by $0.3 million, or 0.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to repair and maintenance projects being deferred until the second half of 2016. On a total segment basis, there was a decrease in modified net operating income of $2.3 million, or 5.0% as a result of the transfer of four assets to InvenTrust during the first quarter of 2016.

Modified net operating income is a non-GAAP financial measure. See "Selected Financial Data" below for an explanation of how we use Modified net operating income, why we present it and material limitations on its usefulness.

Liquidity and Capital Resources
As of June 30, 2016, we had $24.5 million of cash and cash equivalents, and $5.3 million of restricted escrows.
Our principal demands for funds have been and will continue to be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to make distributions to our stockholders;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.

As of June 30, 2016, the mortgage loans on our AT&T-Hoffman Estates and AT&T-Cleveland assets are in “hyper-amortization,” and, as a result, all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, lender remits excess cash to the Company for its general use after the debt service payment has been paid.
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of June 30, 2016 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of June 30, 2016	Weighted average interest rate, fixed
2016	$88,980	5.88%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	275,675	6.18%
Total	$394,930	6.06%
Of the total outstanding debt, none is recourse to us.
As of June 30, 2016, we had $89.0 million of mortgage debt maturing through the remainder of 2016, and $30.3 million in mortgage debt maturing in 2017. The amount maturing in 2016 represents one mortgage with a maturity date in September 2016 and two mortgages with maturity dates in December 2016.

Our ability to pay off our mortgages when they become due is dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancings.

As of June 30, 2016, the mortgage loans on our AT&T-Hoffman Estates and AT&T-Cleveland assets are in “hyper-amortization,” and, as a result, all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, lender remits excess cash to the Company for its general use after the debt service payment has been paid. On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. As of June 30, 2016, AT&T-Hoffman Estates had one tenant, AT&T. The original term of the lease for this asset expires on August 15, 2016. AT&T has not renewed this lease and we do not expect them to do so. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. The Company has initiated discussions with the special servicer regarding the future of the asset. In addition, we expect that the mortgage loan on our Dulles - Executive Plaza asset, which matures on September 1, 2016, will go into default on the maturity date.
Mortgage loans outstanding as of June 30, 2016 and December 31, 2015 were $394.9 million and $406.0 million and had a weighted average interest rate of 6.06% and 6.09% per annum, respectively. For the six months ended June 30, 2016 and 2015, we had no additional borrowings secured by mortgages on our assets.
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32.9 million with InvenTrust. On March 25, 2016, the outstanding principal balance of $15.1 million and accrued interest of $0.1 million was repaid in full. As of June 30, 2016 and December 31, 2015, the balance of this note payable was $0 million and $15.1 million, respectively.

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300 million unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon the InvenTrust’s total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility, therefore, as of June 30, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the unsecured credit facility was $17.9 million and the interest rate was 1.59%.

On February 3, 2015, InvenTrust entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit, which matures on February 2, 2019. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The unsecured credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated its proportionate share of the revolving line of credit. As of June 30, 2016, the Company’s allocated portion of the revolving line of credit was $0. As of December 31, 2015, the Company’s allocated portion of the revolving line of credit was $0. As of the Distribution, we no longer have an allocated portion of the unsecured credit facility.

Summary of Cash Flows
Comparison of the six months ended June 30, 2016 and June 30, 2015

	(in thousands)
	For the Six months ended June 30,
	2016	2015
Cash provided by operating activities	$21,399	$27,430
Cash used in investing activities	(1,099)	(3,132)
Cash used in financing activities	(22,770)	(15,903)
(Decrease) increase in cash and cash equivalents	(2,470)	8,395
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$24,502	$18,686

Cash provided by operating activities was $21.4 million and $27.4 million for the six months ended June 30, 2016 and 2015, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016.

Cash used in investing activities was $1.1 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively. The cash used in investing activities is primarily related to capital expenditures, payment of leasing fees and restricted escrows. In the six months ended June 30, 2016, cash used in restricted escrows was $0.2 million primarily for lender required escrows, payments for capital expenditures were $0.4 million and payments for leasing fees were $0.4 million. In the six months ended June 30, 2015, cash used in restricted escrows was $0.3 million primarily for lender required escrows, payments for capital expenditures were $1.2 million and payments for leasing fees were $1.6 million.

Cash used in financing activities was $22.8 million and $15.9 million for the six months ended June 30, 2016 and 2015, respectively. Cash used in financing activities for the six months ended June 30, 2016 was primarily related to principal payments on mortgage debt of $11.1 million and the payoff of a note payable of $15.1 million. Cash used in financing activities for the six months ended June 30, 2015 was primarily due to principal payments of mortgage debt of $10.1 million and cash dividends paid of $4.6 million.
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

Distributions
On December 15, 2015, MB REIT, currently a subsidiary of Highlands REIT, Inc., became a “qualified REIT subsidiary” of InvenTrust and ceased to be treated as a REIT for U.S. federal income tax purposes. Prior to that time, MB REIT made distributions to its stockholders in order to qualify as a REIT. As of June 30, 2015, MB REIT had issued and outstanding 943,000 shares of common stock having a par value of $1.00 per share, 207,000 shares of 3.5% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and 125 shares of 12.5% Series B Cumulative Non-Voting Preferred Stock, $0.01 par value per share. For the three and six months ended June 30, 2016 and 2015, $0 million and $4.6 million dividends, respectively were paid by MB REIT. For the three and six months ended June 30, 2016 and 2015, no dividends were paid by Highlands.

Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we have no off-balance sheet arrangements.

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

	As of
	June 30, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$537,339	$739,154
Debt, net	393,101	437,032

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Data:
Total revenues	$24,835	$27,454	$51,433	$56,420
Net (loss) income	$(39,235)	$3,422	$(34,928)	$6,847
Net (loss) income attributable to Company	$(39,235)	$3,422	$(34,928)	$6,839
Supplemental Measures:
Funds from operations (a)	$10,400	$12,399	$22,948	$25,078
Modified net operating income (b)	$21,184	$22,806	$43,896	$46,211
Cash Flow Data:
Net cash flows provided by operating activities	$9,788	$16,040	$21,399	$27,430
Net cash flows used in investing activities	$(217)	$(2,722)	$(1,099)	$(3,132)
Net cash flows used in financing activities	$(2,950)	$(10,634)	$(22,770)	$(15,903)

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

We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO. A reconciliation of FFO to net income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(39,235)	$3,422	$(34,928)	$6,847
Less: Net income attributable to non-controlling interests	—	—	—	(8)
Net (loss) income attributable to Company	$(39,235)	$3,422	$(34,928)	$6,839
Depreciation and amortization related to investment properties	7,020	8,977	15,261	18,239
Impairment of investment properties	42,615	—	42,615	—
Funds from operations	$10,400	$12,399	$22,948	$25,078
As of June 30, 2016, the mortgage loans on the AT&T-Hoffman Estates and AT&T-Cleveland assets are in “hyper-amortization,” and, as a result, all net operating income from these assets, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, lender remits excess cash to the Company for its general use after the debt service payment has been paid. For the six months ended June 30, 2016, the Company relinquished $12.8 million, $2.8 million and $0.5 million to the lenders under the loan agreements for AT&T Hoffman Estates, Dulles Executive Plaza and AT&T Cleveland, respectively. For the six months ended June 30, 2016, Sherman Plaza had a net loss of $0.1 million.
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of mark to market debt discounts and financing costs	$54	$54	$108	$111

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

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the condensed combined consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to Company	$(39,235)	$3,422	$(34,928)	$6,839
Less: Net income attributable to non-controlling interests	—	—	—	8
Net (loss) income	$(39,235)	$3,422	$(34,928)	$6,847
Non-allocated expenses(1)	11,217	11,984	22,328	24,365
Other income and expenses(2)	6,504	6,835	13,055	13,849
Provision for asset impairment	42,615	—	42,615	—
Net operating income	$21,101	$22,241	$43,070	$45,061
Adjustments(3)	83	565	826	1,150
Modified net operating income	$21,184	$22,806	$43,896	$46,211

(1)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(2)	Other income and expenses consist of other (loss) income, interest expense and income tax expense.

(3)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

Use and Limitations of Non-GAAP Financial Measures
FFO and Modified NOI do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use FFO and Modified NOI because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. These non-GAAP financial measures, as presented, may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
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

Subsequent Events
On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. The Company has initiated discussions with the special servicer regarding the future of the asset.

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
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of June 30, 2016, we did not have any variable rate loans outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company's purchases of shares of its Common Stock during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Programs
April 1 to April 30, 2016	191,251	$0.36	—	—
May 1 to May 31, 2016	—	—	—	—
June 1 to June 30, 2016	—	—	—	—
Total	191,251	$0.36	—	—

(a)
Highlands repurchased an aggregate of 191,251 shares of Common Stock from InvenTrust immediately following the Distribution on April 28, 2016. Such shares were withheld by InvenTrust in the Distribution pursuant to applicable withholding requirements. Such repurchase was a privately-negotiated transaction and not pursuant to a publicly announced plan or program. The purchase price of $0.36 per share is equal to the estimated value per share of Highlands’ Common Stock as determined by our board of directors on April 28, 2016. For additional information about the estimated value per share see our Current Report on Form 8-K, filed with the SEC on April 28, 2016.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 9, 2016, in recognition of the efforts of the efforts of Richard Vance, President and Chief Executive Officer, and Joseph Giannini, Senior Vice President and Principal Accounting Officer, in connection with the spin-off of the Company from InvenTrust Properties Corp., the Compensation Committee of the Board of Directors of Highlands approved the payment of a transaction bonus to each of Messrs. Vance and Giannini in an amount equal to $0.4 million and $0.2 million, respectively.

Highlands REIT, Inc. Retention Bonus Plan
On August 9, 2016, the Board of Directors of Highlands adopted the Highlands REIT, Inc. Retention Bonus Plan (the “Retention Bonus Plan”). Pursuant to the terms of the Retention Bonus Plan, each individual who is an employee of the

Company immediately prior to the consummation of a “change in control” (as defined in the Retention Bonus Plan) of the Company will be entitled to receive a lump-sum cash payment in an amount equal to the employee’s annual base salary (the “Retention Bonus”). Each of Richard Vance, President and Chief Executive Officer of the Company, and Joseph Giannini, Senior Vice President and Principal Accounting Officer of the Company, are eligible to participate in the Retention Bonus Plan.
A participant’s right to receive the Retention Bonus is subject to the executive’s continued compliance with any confidentiality, non-solicitation, non-competition and similar covenants with respect to which the participant is bound pursuant to any agreement with the Company. Additionally, under the Retention Bonus Plan, in the event that the Retention Bonus, together with any other amounts paid to the participant by the Company, would subject the participant to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net after-tax result for the participant.
The foregoing description of the Retention Bonus Plan is not complete and is subject to and qualified in its entirety by the terms of the Retention Bonus Plan, a copy of which is attached as Exhibit 10.10 to this Form 10-Q, and is incorporated herein by reference.
Giannini Change in Control Severance Agreement
On August 9, 2016, the Company entered into a Change in Control Severance Agreement (a “Severance Agreement”) with Mr. Giannini. The Severance Agreement provides for the payment of severance and other benefits to Mr. Giannini in the event of a termination of employment with the Company by the Company without “cause” or by Mr. Giannini for “good reason” on or within 24 months following a “change in control” (each as defined in the Severance Agreement). In the event of a qualifying termination, the Severance Agreement provides that Mr. Giannini will be entitled to receive the following:

•
A lump-sum cash payment in an amount equal to the sum of (x) 2.5 times the sum of Mr. Giannini’s annual base salary and prior year bonus plus (y) a pro-rated bonus for the year in which the termination occurs (calculated based on Mr. Giannini’s prior year bonus); and

•	Company-subsidized COBRA premium payments for up to 12 months following Mr. Giannini’s termination date.

Mr. Giannini’s right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of a general release of claims in favor of the Company, and his continued compliance with any confidentiality, non-solicitation, non-competition and similar covenants with respect to which Mr. Giannini is bound pursuant to any agreement with the Company.

In addition, in the event that any payment under the Severance Agreement, together with any other amounts paid to Mr. Giannini by the Company, would subject Mr. Giannini to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net after-tax result for Mr. Giannini.
The foregoing descriptions of the Severance Agreement is not complete and is subject to and qualified in its entirety by the terms of the Severance Agreement, a copy of which is attached as Exhibit 10.11 to this Form 10-Q, and is incorporated herein by reference.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highlands REIT, Inc.

Date:	August 12, 2016	By:	/s/ Richard Vance

Richard Vance
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2016	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Principal Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement between InvenTrust Properties, Corp. and Highlands REIT, Inc., dated as of April 16, 2016 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2016)

3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Transition Services Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.2
Employee Matters Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.3
Executive Employment Agreement between Highlands REIT, Inc. and Richard Vance, dated April 14, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.4*	Executive Employment Agreement between Highlands REIT, Inc. and Robert J. Lange, dated as of June 2, 2016
10.5
Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

10.6
First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.7
Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)

10.8
Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)

10.9
Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.10*	Highlands REIT, Inc. Retention Bonus Plan
10.11*	Change in Control Severance Agreement between Highlands REIT, Inc. and Joseph Giannini, dated as of August 9, 2016
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Quarterly Report on Form 10-Q.