Form 10-Q
period 2016-09-30
Highlands REIT, Inc.
filed 2016-11-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 2, 2016 there were 864,890,967 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015
(Dollar amounts in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties
Land	$121,832	$153,646
Building and other improvements	417,100	711,262
Construction in progress	126	—
Total	539,058	864,908
Less accumulated depreciation	(80,738)	(185,100)
Net investment properties	458,320	679,808
Cash and cash equivalents	34,181	26,972
Restricted cash and escrows	3,152	3,647
Accounts and rents receivable (net of allowance of $363 and $104)	10,769	12,554
Intangible assets, net	7,343	12,547
Deferred costs and other assets	4,247	3,626
Total assets	$518,012	$739,154
Liabilities
Debt, net	$389,955	$437,032
Accounts payable and accrued expenses	31,138	28,298
Intangible liabilities, net	3,931	5,074
Other liabilities	2,269	1,897
Total liabilities	$427,293	$472,301
Commitments and contingencies
Stockholder’s Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 864,890,967 shares issued and outstanding as of September 30, 2016	8,649	—
Additional paid in capital	1,405,504	1,534,018
Accumulated distributions in excess of net income (loss)	(1,323,434)	(1,267,165)
Total stockholders’ equity	90,719	266,853
Total liabilities and equity	$518,012	$739,154

See accompanying notes to the condensed combined consolidated financial statements

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)
For the three and nine months ended September 30, 2016 and 2015
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$17,272	$23,918	$62,987	$72,126
Tenant recovery income	2,917	3,094	8,352	10,939
Other property income	168	381	449	747
Total revenues	$20,357	$27,393	$71,788	$83,812
Expenses
Property operating expenses	3,023	2,000	7,124	7,728
Real estate taxes	2,886	2,525	7,149	8,156
Depreciation and amortization	6,168	9,034	21,413	27,261
General and administrative expenses	3,508	3,075	10,590	9,212
Provision for asset impairment	18,967	—	61,582	—
Total expenses	$34,552	$16,634	$107,858	$52,357
Operating (loss) income	$(14,195)	$10,759	$(36,070)	$31,455
Loss on sale of investment properties	—	(197)	—	(197)
Other loss	—	(1)	(113)	(10)
Interest expense	(7,143)	(7,238)	(19,847)	(21,062)
(Loss) income before income taxes	$(21,338)	$3,323	$(56,030)	$10,186
Income tax expense	(2)	(9)	(239)	(24)
Net (loss) income	$(21,340)	$3,314	$(56,269)	$10,162
Less: Net income attributable to non-controlling interests	—	(8)	—	(16)
Net (loss) income attributable to Company	$(21,340)	$3,306	$(56,269)	$10,146
Net (loss) income per common share, basic and diluted	$(0.02)	$0.00	$(0.07)	$0.01
Weighted average number of common shares outstanding, basic and diluted	864,890,967	862,014,421	864,515,587	862,014,421

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Combined Consolidated Statements of Equity
(Dollar amounts in thousands)
For the nine months ended September 30, 2016 and 2015
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Non- Controlling Interests	Total
Balance at January 1, 2016	—	$—	$1,534,018	$(1,267,165)	$—	$266,853
Net loss	—	—	—	(56,269)	—	(56,269)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	—	(69)
Share-based compensation	2,876,546	29	1,253	—	—	1,282
Distributions to InvenTrust	—	—	(129,853)	—	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	—	85,358
Balance at September 30, 2016	864,890,967	$8,649	$1,405,504	$(1,323,434)	$—	$90,719

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Non- Controlling Interests	Total
Balance at January 1, 2015	—	$—	$1,593,858	$(1,276,875)	$125	$317,108
Net income	—	—	—	10,146	16	10,162
Dividends paid			—	(4,620)	—	(4,620)
Distributions to non-controlling interests	—	—	—	—	(16)	(16)
Distributions to InvenTrust	—	—	(132,459)	—	—	(132,459)
Contributions from InvenTrust	—	—	93,459	—	—	93,459
Balance at September 30, 2015	—	$—	$1,554,858	$(1,271,349)	$125	$283,634

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the nine months ended September 30, 2016 and 2015
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(56,269)	$10,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,354	27,280
Amortization of above and below market leases, net	(728)	(312)
Amortization of debt discounts and financing costs	160	166
Straight-line rental income	2,361	1,927
Loss on sale of investment properties, net	—	197
Provision for asset impairment	61,582	—
Non-cash stock-based compensation expense	2,319	—
Changes in assets and liabilities:
Accounts and rents receivable	(933)	(153)
Deferred costs and other assets	(2,676)	593
Accounts payable and accrued expenses	4,464	556
Other liabilities	775	(214)
Net cash flows provided by operating activities	$32,409	$40,202
Cash flows from investing activities:
Capital expenditures and tenant improvements	(548)	(1,985)
Proceeds from sale of investment properties, net	—	7,860
Payment of leasing fees	(624)	(2,021)
Restricted escrows and other assets	1,941	(552)
Net cash flows provided by investing activities	$769	$3,302
Cash flows from financing activities:
Distributions to InvenTrust	(63,206)	(77,893)
Contributions from InvenTrust	67,444	67,773
Payoff of note payable	(15,062)	—
Principal payments of mortgage debt	(14,192)	(15,464)
Payment of loan fees and deposits	(70)	—
Dividends paid	—	(4,620)
Distributions paid to non-controlling interests	—	(16)
Repurchase of common shares	(69)	—
Payment for tax withholding for share-based compensation	(814)	—
Net cash flows used in financing activities	$(25,969)	$(30,220)
Net increase in cash and cash equivalents	7,209	13,284
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$34,181	$23,575

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the nine months ended September 30, 2016 and 2015
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,078	$23,220
Supplemental schedule of non-cash investing and financing activities:
Change in allocation of InvenTrust unsecured credit facility	$(17,914)	$(25,686)
Distribution of assets and liabilities of four and three assets, respectively, to InvenTrust, net	$66,647	$54,566
Reduction in carryover basis in connection with separation from InvenTrust	$76,583	$—

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

The accompanying Condensed Combined Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited Combined Consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2015, which are included in the Registration Statement on Form 10, as amended, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on April 13, 2016, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
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
Prior to the Distribution, Highlands had not conducted any business as a separate company and had no material assets or liabilities. The operations transferred to Highlands by InvenTrust are presented as if the transferred business was Highlands’ business for all historical periods presented in the accompanying condensed combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records. Upon the Distribution, Highlands recorded the assets acquired and liabilities assumed based on InvenTrust's basis as of the date of the Distribution. Accordingly, Highlands recorded a reduction in the basis of investment properties of $76,583. The reduction in basis was related to an impairment loss that InvenTrust recorded upon the disposal of Highlands as part of the Distribution.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 5.
As of September 30, 2016, the Company owned 18 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. As of December 31, 2015, the Company owned 22 assets and four parcels of land.

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
September 30, 2016

combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2015 included in the Company's Registration Statement on Form 10-12G, as amended, filed with the U.S. Securities and Exchange Commission on April 13, 2016 (the "Registration Statement"), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed combined consolidated financial statements.

Basis of Presentation
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust. Prior to the Distribution, the accompanying historical condensed combined consolidated financial statements did not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that had been “carved out” of InvenTrust’s consolidated financial statements and reflected significant assumptions and allocations. The condensed combined consolidated financial statements reflect the operations of certain assets and liabilities that had been historically held by InvenTrust, but which were specifically identifiable or attributable to the Company. Prior to the Distribution, the accompanying condensed combined consolidated financial statements included allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. InvenTrust also allocated to the Company a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.
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
September 30, 2016

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact the new standard may have on our condensed combined consolidated financial statements.

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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

3. Disposed Assets

During the three and nine months ended September 30, 2016, the Company did not sell any assets.

On February 19, 2016, the Company distributed the assets and liabilities associated with four retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the nine months ended September 30, 2016.

The Company sold one net lease asset during the nine months ended September 30, 2015 for an aggregate gross disposition price of $8,200. The table below reflects sales activity for the nine months ended September 30, 2015 for the one asset included in continuing operations on the condensed combined consolidated statements of operations.

Property	Date	Gross Disposition Price	Square Feet (unaudited)
Citizens Manchester	7/9/2015	$8,200	148,000	Square Feet
On January 28, 2015, the Company distributed the assets and liabilities associated with three retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the nine months ended September 30, 2015.

There were no assets that qualified as discontinued operations during the nine months ended September 30, 2015 and 2016. All asset dispositions and asset distributions to Inventrust are included as a component of income from continuing operations.

4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative expense allocation (a)	$—	$2,913	$3,324	$8,689
Transition services fees (b)	$33	$—	$84	$—

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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

As of December 31, 2015, the Company was allocated a portion of InvenTrust's unsecured credit facility of $17,914. Subsequent to the Distribution, the Company is no longer allocated any portion of Inventrust's debt. In addition, as of September 30, 2016 and December 31, 2015, the Company had a note payable with InvenTrust of $0 and $15,062, respectively. Refer to Note 5 for additional detail.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

5. Debt
Mortgages Payable
Mortgage loans outstanding as of September 30, 2016 and December 31, 2015 were $391,802 and $405,994, respectively, and had a weighted average interest rate of 6.05% and 6.09% per annum, respectively. Deferred financing costs, net, as of September 30, 2016 and December 31, 2015 were $1,847 and $1,938, respectively. As of September 30, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of September 30, 2016	Weighted average interest rate
2016	$202,790	6.51%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	158,737	5.57%
Total	$391,802	6.05%

The amount maturing in 2016 represents four mortgage loans, two of which relate to retail assets and mature in December 2016, the third relates to our Dulles Executive Plaza asset, and the fourth relates to the AT&T-Hoffman Estates asset. The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2016 and December 31, 2015, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries' mortgage loans.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2016 and December 31, 2015, other than otherwise disclosed in this Note 5, the company is in compliance with such covenants in all material respects. As of September 30, 2016, the mortgage loan on the AT&T-Cleveland asset is in “hyper-amortization,” and, as a result, all net operating income from this asset, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. The loan on the Company's Dulles Executive Plaza asset matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. The Company is having further discussions with the special servicer regarding the future of the asset. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, the lender remits excess cash to the Company for its general use after the debt service payment has been paid. On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the asset is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of September 30, 2016, AT&T-Hoffman Estates is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates of $113,810 by permitting the lender to foreclose on the property, which would result in a gain on the extinguishment of debt.

In January 2015, the assets and liabilities associated with three retail assets were distributed to InvenTrust. Two of these assets were encumbered by a mortgage. As part of the distribution of these assets to InvenTrust, the mortgage payables of $19,893 were also distributed at carrying value due to common control.

Unsecured credit facility

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300,000 unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon InvenTrust's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility; therefore, as of September 30, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the term loan was $17,914 and the interest rate was 1.59%.

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
Note Payable
On May 1, 2014, the Company entered into a note payable in the amount of $32,908 with InvenTrust, which matured on demand. The note payable was non-amortizing with an interest rate of 8.50%. Such interest was payable on demand or, until such time as demand was made, monthly in arrears, beginning on June 1, 2014 and continuing on the first day of each month thereafter until the note had been paid in full. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full. As of December 31, 2015, the balance of this note payable was $15,062.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

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

Non-Recurring Measurements

During the three and nine months ended September 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period, or a major tenant moving out or not renewing an expiring lease, which represented an impairment trigger, and recorded an impairment of investment properties of $18,967 on one net lease asset and $61,582 on three net lease assets, respectively. The following table presents these assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
September 30, 2016
Investment Properties	—	—	$69,654	(a)	$69,654	$61,582

(a)
Represents the fair values of three net lease assets. The estimated fair value relating to the investment properties’ impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates were 7.50% and discount rates ranging from 7.50% to 9.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

The Company did not have any assets measured at fair value on a nonrecurring basis as of December 31, 2015.

During the three and nine months ended September 30, 2015, the Company recognized no provision for asset impairment.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of September 30, 2016 and as of December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$391,802	$396,905	$405,994	$410,888
Unsecured credit facility	—	—	17,914	17,914
Note payable	—	—	15,062	15,062
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.68% and 4.52% per annum as of September 30, 2016 and December 31, 2015. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.10% to 5.58% and 3.99% to 4.99% as of September 30, 2016 and December 31, 2015, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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
Prior to the Distribution, the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which had elected to be taxed as a REIT and had operated in a manner intended to qualify as a REIT under the Code. As a QRS, the Company was disregarded as a separate entity from InvenTrust for U.S. federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company were treated for federal income tax purposes as those of InvenTrust.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), previously elected and operated so as to qualify to be taxed as a REIT under the Code. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a result of certain pre-Distribution reorganization transactions, following the Distribution, MB REIT is currently disregarded as a separate entity from the Company for federal income tax purposes and is a QRS of the Company. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for federal income tax purposes as those of the Company.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

During the three months ended September 30, 2016 and 2015, an income tax expense of $2 and $9, respectively, was included on the condensed combined consolidated statements of operations.
During the nine months ended September 30, 2016 and 2015, an income tax expense of $239 and $24, respectively, was included on the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

8. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented in Other.
For the nine months ended September 30, 2016, approximately 45% of the Company’s revenue from continuing operations was generated by three net lease assets leased to AT&T, Inc. As a result of the concentration of revenue generated from these assets, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company would have significantly reduced revenues and/or higher expenses until the defaults were cured or the assets were leased to a new tenant or tenants, if at all. Approximately 21% of the Company’s revenue from continuing operations for the nine months ended September 30, 2016 was generated by the Company’s AT&T-Hoffman Estates asset. The term of the lease on the AT&T-Hoffman Estates asset expired on August 15, 2016 and the asset is no longer generating revenue for the Company. As of September 30, 2016, the asset is unoccupied. Approximately 17% of the Company’s revenue from continuing operations for the nine months ended September 30, 2016 was generated by the Company’s AT&T-St. Louis asset. The term of the lease on the AT&T-St. Louis asset is scheduled to expire on September 30, 2017 and the Company did not receive notice that the tenant intends to renew the lease during the contractual renewal period, which expired September 1, 2016.

The following table summarizes net property operations income by segment for the three months ended September 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$17,272	$12,299	$4,211	$762	$—
Tenant recovery income	2,917	904	1,936	77	—
Other property income	168	143	18	1	6
Total income	20,357	13,346	6,165	840	6
Operating expenses	5,909	1,831	2,597	1,078	403
Net operating income (loss)	$14,448	$11,515	$3,568	$(238)	$(397)
Non-allocated expenses (a)	(9,676)
Other income and expenses (b)	(7,145)
Provision for asset impairment (c)	(18,967)
Net loss attributable to the Company	$(21,340)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $18,967 related to one net lease asset.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

The following table summarizes net property operations income by segment for the three months ended September 30, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$23,918	$15,294	$5,928	$2,696	$—
Tenant recovery income	3,094	865	2,030	199	—
Other property income	381	123	199	57	2
Total income	27,393	16,282	8,157	2,952	2
Operating expenses	4,525	954	2,740	711	120
Net operating income (loss)	$22,868	$15,328	$5,417	$2,241	$(118)
Non-allocated expenses (a)	(12,109)
Other income and expenses (b)	(7,445)
Net income	$3,314
Less: net income attributable to non-controlling interests	(8)
Net income attributable to Company	$3,306

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of loss on sale of investment properties, other loss, interest expense, and income tax expense.

The following table summarizes net property operations income by segment for the nine months ended September 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$62,987	$42,791	$13,630	$6,566	$—
Tenant recovery income	8,352	2,452	5,466	434	—
Other property income	449	421	79	(75)	24
Total income	71,788	45,664	19,175	6,925	24
Operating expenses	14,273	3,770	7,022	2,732	749
Net operating income (loss)	$57,515	$41,894	$12,153	$4,193	$(725)
Non-allocated expenses (a)	(32,003)
Other income and expenses (b)	(20,199)
Provision for asset impairment (c)	(61,582)
Net loss attributable to the Company	$(56,269)
Balance Sheet Data
Real estate assets, net (d)	$465,663	$185,483	$155,063	$93,490	$31,627
Non-segmented assets (e)	52,349
Total assets	518,012
Capital expenditures	$548	$—	$422	$126	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $61,582 related to three net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

The following table summarizes net property operations income by segment for the nine months ended September 30, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$72,126	$46,051	$18,247	$7,828	$—
Tenant recovery income	10,939	2,754	7,599	586	—
Other property income	747	415	229	89	14
Total income	83,812	49,220	26,075	8,503	14
Operating expenses	15,884	3,688	9,523	2,326	347
Net operating income (loss)	$67,928	$45,532	$16,552	$6,177	$(333)
Non-allocated expenses (a)	(36,473)
Other income and expenses (b)	(21,293)
Net income	$10,162
Less: net income attributable to non-controlling interests	(16)
Net income attributable to Company	$10,146

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of loss on sale of investment properties, other income, interest expense and income tax expense.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

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

The following table reconciles net (loss) income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(21,340)	$3,314	$(56,269)	$10,162
Less: Net income attributable to non-controlling interests	—	(8)	—	(16)
Net (loss) income attributable to Company	$(21,340)	$3,306	$(56,269)	$10,146

Denominator:
Weighted average shares outstanding - basic and diluted	864,890,967	862,014,421	864,515,587	862,014,421

Basic and diluted (loss) income per share:
Net (loss) income per common share	$(0.02)	$0.00	$(0.07)	$0.01

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
September 30, 2016

10. Share Based Compensation

Incentive Award Plan

On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. To date, the Company has granted 5,138,889 shares of fully vested stock awards. Additionally, pursuant to employment agreements with certain of its executive officers, the Company has granted shares with an aggregate value of $1.1 million that will fully vest on March 15, 2017, subject to applicable executives continued employment with the Company through the vest date. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2016, 34,944,444 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of September 30, 2016 is as follows:

Non-Vested stock awards	Stock Awards (#)	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	—	—
Granted	8,055,556	$0.36
Vested	(5,138,889)	0.36
Forfeited	—	—
Balance at September 30, 2016	2,916,667	$—

For the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $469 and $2,319 related to the Incentive Award Plan, respectively. At September 30, 2016, there was approximately $581 of total unrecognized compensation expense related to these awards; that cost is expected to be recognized through March 15, 2017. No stock-based compensation expense was recognized for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, the Company paid $814 related to tax withholding for share-based compensation.

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
September 30, 2016

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

12. Subsequent Events
On November 4, 2016, the Company completed a $10,500 refinancing of a retail asset. The loan matures in November 2026, has a fixed rate of 4.35%, is interest only for the first year and amortizes based on a 30-year schedule beginning on November 4, 2017. The property was previously encumbered by a $9,071 mortgage with an interest rate of 5.99% maturing in December, 2016, which the company paid off in November of 2016.
.

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

As of September 30, 2016, our portfolio of assets consisted of seven office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. References to the "Company," "we" or "us" are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
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
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our Condensed Combined Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015.

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

Basis of Presentation

Highlands was formed in December 2015 as a wholly owned subsidiary of InvenTrust. Prior to the Distribution, we and InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands' current asset portfolio into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to Inventrust, facilitate our separation from InvenTrust and the distribution and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying combined condensed consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying combined condensed consolidated financial statements as having occurred on such date. The accompanying combined condensed consolidated financial statements prior to the Distribution reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
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

Key Indicators of Operating Performance

We measure results of operations and the operating performance of our business by evaluating funds from operations (“FFO”). See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO.

Results of Operations
Comparison of the three and nine months ended September 30, 2016 and 2015
Key performance indicators are as follows:

	As of September 30,
	2016	2015
Economic occupancy (a)	66.3%	94.4%
Rent per square foot (b)	$13.54	$13.88

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

Condensed Combined Consolidated Results of Operations

	(in thousands)			(in thousands)
	For the Three months ended September 30,			For the Nine months ended September 30,
	2016	2015	Decrease	2016	2015	Decrease
Net (loss) income	$(21,340)	$3,314	$(24,654)	$(56,269)	$10,162	$(66,431)
Net (loss) income attributable to Company	(21,340)	3,306	(24,646)	(56,269)	10,146	(66,415)
Net (loss) income decreased by $24.6 million to a net loss of $21.3 million for the three months ended September 30, 2016 from net income $3.3 million for the three months ended September 30, 2015 primarily as a result of an increase in asset impairment charges of $19.0 million related to one net lease asset and a decrease in occupancy and rental income at a multi-tenant office asset and AT&T-Hoffman Estates.
Net (loss) income decreased by $66.4 million to a net loss of $56.3 million for the nine months ended September 30, 2016 from net income of $10.2 million for the nine months ended September 30, 2015, primarily as a result of an increase in asset impairment charges of $61.6 million related to three assets and an decrease in rental income.

Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended September 30,		Increase		For the Nine months ended September 30,		Increase
	2016	2015	(Decrease)	Variance	2016	2015	(Decrease)	Variance
Income:
Rental income	$17,272	$23,918	$(6,646)	(27.8)%	$62,987	$72,126	$(9,139)	(12.7)%
Tenant recovery income	2,917	3,094	(177)	(5.7)%	8,352	10,939	(2,587)	(23.6)%
Other property income	168	381	(213)	(55.9)%	449	747	(298)	(39.9)%
Operating Expenses:
Property operating expenses	3,023	2,000	1,023	51.2%	7,124	7,728	(604)	(7.8)%
Real estate taxes	2,886	2,525	361	14.3%	7,149	8,156	(1,007)	(12.3)%
Depreciation and amortization	6,168	9,034	(2,866)	(31.7)%	21,413	27,261	(5,848)	(21.5)%
General and administrative expenses	3,508	3,075	433	14.1%	10,590	9,212	1,378	15.0%
Provision for asset impairment	18,967	—	18,967	—%	61,582	—	61,582	—%
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
There was a decrease in property income for the three months ended September 30, 2016 compared to 2015. Total property income decreased by $7.0 million in the three months ended September 30, 2016 compared to the same period in 2015 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates, in addition to four assets that were transferred to InvenTrust during the first quarter of 2016.
There was a decrease in property income for the nine months ended September 30, 2016 compared to 2015. Total property income decreased by $12.0 million in the nine months ended September 30, 2016 compared to the same period in 2015 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015. This transfer activity also caused property operating expenses to decrease $0.6 million, or 7.8%, when comparing the three and nine months ended September 30, 2016 to the same period in 2015.
Real Estate Taxes
Real estate taxes increased $0.4 million for the three months ended September 30, 2016 compared to the same period in 2015 as a result of taxes at the now unoccupied AT&T-Hoffman Estates, which were previously paid by the tenant.
Real estate taxes decreased $1.0 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.

Depreciation and Amortization

Depreciation and amortization decreased by $2.9 million for the three months ended September 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and the decrease in asset basis related to the reduction in carrying value of the basis of investment properties in connection with separation from InvenTrust and asset impairment charges recorded on one net lease asset.

Depreciation and amortization decreased by $5.8 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016, three assets that were transferred to InvenTrust during the first quarter of 2015 and the decrease in asset basis related to the reduction in carrying value of the basis of investment properties in connection with separation from InvenTrust and asset impairment charges recorded on three net lease assets.

General Administrative Expenses

General and administrative expenses increased by 0.4 million to $3.5 million for the three months ended September 30, 2016 from $3.1 million for the three months ended September 30, 2015. The increase was the result of an increase in corporate general and administrative expense primarily related to additional expenses incurred as a result of our operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the three months ended September 30, 2016. We were also allocated costs by InvenTrust for certain corporate services and other expenses. For the three months ended September 30, 2016, no allocation of such expenses was recognized. For the three months ended September 30, 2015, we were allocated three months of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.

General and administrative expenses increased by 1.4 million to $10.6 million for the nine months ended September 30, 2016 from $9.2 million for the nine months ended September 30, 2015. The increase was the result of an increase in corporate general and administrative expense primarily related to additional expenses incurred as a result of our operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the nine months ended September 30, 2016. We were also allocated costs by InvenTrust for certain corporate services and other expenses. For the nine months ended September 30, 2016, we were only allocated four months of such expenses based upon our percentage share of the average invested assets of InvenTrust. For the nine months ended September 30, 2015, we were allocated nine months of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.
Provision for Asset Impairment
For the three and nine months ended September 30, 2016, we identified certain assets that may have a reduction in the expected holding period or a major tenant moving out or not renewing an expiring lease, and reviewed the probability of these properties' disposition. We recorded an impairment of investment properties of $18,967 on one net lease asset and $61,582 on three net lease assets for the three and nine months ended September 30, 2016, respectively.
For the three and nine months ended September 30, 2015, we recorded no asset impairment charges.

Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended September 30,				For the Nine months ended September 30,		Increase
	2016	2015	Decrease	Variance	2016	2015	(Decrease)	Variance
Non-operating income and expenses:
Loss on sale of investment properties	—	(197)	(197)	100.0%	—	(197)	(197)	100.0%
Other loss	—	(1)	(1)	100.0%	(113)	(10)	103	(1,030.0)%
Interest expense	(7,143)	(7,238)	(95)	1.3%	(19,847)	(21,062)	(1,215)	5.8%
Loss on Sale of Investment Properties
There was no loss on the sale of investment properties during the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, the loss on sale of investment properties was $0.2 million, which is attributed to one net lease asset sold during 2015.
Interest Expense
Interest expense decreased to $7.1 million for the three months ended September 30, 2016 from $7.2 million for the three months ended September 30, 2015. Interest expense decreased to $19.8 million for the nine months ended September 30, 2016 from $21.1 million for the nine months ended September 30, 2015. This was primarily driven by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $390.0 million as of September 30, 2016 from $434.0 million as of September 30, 2015, offset by an increase in default interest on the AT&T-Hoffman Estates and Dulles loans.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of September 30, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2016	5	116,872	$2,111	2.5%	3.0%	$18.06
2017	16	1,715,020	22,019	37.4%	31.3%	12.84
2018	16	192,406	2,342	4.2%	3.3%	12.17
2019	23	603,174	10,316	13.1%	14.7%	17.10
2020	37	533,995	13,783	11.6%	19.6%	25.81
2021	31	513,454	10,619	11.2%	15.1%	20.68
2022	7	170,698	2,565	3.7%	3.7%	15.03
2023	5	49,984	1,295	1.1%	1.8%	25.91
2024	2	63,200	493	1.4%	0.7%	7.80
2025	8	41,830	592	0.9%	0.8%	14.15
Month to Month	3	11,700	232	0.3%	0.3%	19.83
Thereafter	17	577,187	3,896	12.6%	5.5%	6.75
	170	4,589,520	$70,263	100.0%	100.0%	$15.31

As of September 30, 2016, the largest lease expiring in the last quarter of 2016 accounts for approximately 3% of our annualized rent in the aggregate. The current tenant has signed a new lease for only a portion of the space previously leased. The asset has therefore become multi-tenant during the third quarter. We have entered into leases with the former sub-tenants. Refer to the risk factors set forth under "Risk Factors - Risks Related to Our Business and Industry" included in our Registration Statement on Form 10-12G for additional information.

For the nine months ended September 30, 2016, approximately 21% of the Company’s annualized rent in the aggregate was generated by the Company’s AT&T-Hoffman Estates asset. The term of the lease on the AT&T-Hoffman Estates property expired on August 15, 2016 and the property is no longer generating revenue for the Company. As of September 30, 2016, the property is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates by permitting the lender to foreclose on the property.

The following table represents renewed leases that commenced in the nine months ended September 30, 2016.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	6	22,087	$19.01	4.58
Renewals	15	413,086	$16.39	3.24
Total	21	435,173	$16.52	3.31

During the nine months ended September 30, 2016, 15 new leases and renewals commenced with gross leasable area totaling 435,173 square feet. The weighted average lease term for new and renewal leases was 4.58 and 3.24 years, respectively.

As of December 31, 2015, we had gross leasable area totaling 2,701,953 square feet set to expire in the first nine months of 2016, of which 272,116 square feet, or 9 leases, were renewed. This achieved a retention rate of 10%. The renewed leases include a correctional facility in Haskell, Texas, which initially expired in May 2016. We reached a renewal agreement with this tenant to extend the lease on similar terms through January 2017.

Liquidity and Capital Resources
As of September 30, 2016, we had $34.2 million of cash and cash equivalents, and $3.2 million of restricted escrows.
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

As of September 30, 2016, the mortgage loan on our AT&T-Cleveland asset is in “hyper-amortization,” and, as a result, all net operating income from this asset, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. The Company's Dulles - Executive Plaza asset, matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. The Company is having further discussions with the special servicer regarding the future of the asset. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, the lender remits excess cash to the Company for its general use after the debt service payment has been paid. On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan.

On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable. On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of September 30, 2016, AT&T-Hoffman Estates is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates by permitting the lender to foreclose on the property.
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings

The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2016 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of September 30, 2016	Weighted average interest rate, fixed
2016	$202,790	6.51%
2017	30,275	5.57%
2018	—	—%
2019	—	—%
2020	—	—%
Thereafter	158,737	5.57%
Total	$391,802	6.05%
As of September 30, 2016 and December 31, 2015, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.
As of September 30, 2016, we had $202.8 million of mortgage debt maturing through the remainder of 2016, and $30.3 million in mortgage debt maturing in 2017. The amount maturing in 2016 represents one mortgage that became due in August 2016 due to a default event as disclosed in the notes to the condensed combined consolidated financial statements, one mortgage with a maturity date in September 2016 and two mortgages with maturity dates in December 2016.

Our ability to pay off our mortgages when they become due is dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As further described under Liquidity and Capital Resources, one of our mortgage loans is currently subject to foreclosure proceedings, and the lenders of certain other mortgage loans have exercised their rights with respect to cash generated by mortgaged assets.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.

Mortgage loans outstanding as of September 30, 2016 and December 31, 2015 were $391.8 million and $406.0 million and had a weighted average interest rate of 6.05% and 6.09% per annum, respectively. For the nine months ended September 30, 2016 and 2015, we had no additional borrowings secured by mortgages on our assets.
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32.9 million with InvenTrust. On March 25, 2016, the outstanding principal balance of $15.1 million and accrued interest of $0.1 million was repaid in full. As of December 31, 2015, the balance of this note payable was $15.1 million.

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300 million unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon the InvenTrust’s total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility, therefore, as of September 30, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the unsecured credit facility was $17.9 million and the interest rate was 1.59%.

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

Summary of Cash Flows
Comparison of the nine months ended September 30, 2016 and September 30, 2015

	(in thousands)
	For the Nine months ended September 30,
	2016	2015
Cash provided by operating activities	$32,409	$40,202
Cash provided by investing activities	769	3,302
Cash used in financing activities	(25,969)	(30,220)
Increase in cash and cash equivalents	7,209	13,284
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$34,181	$23,575

Cash provided by operating activities was $32.4 million and $40.2 million for the nine months ended September 30, 2016 and 2015, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016.

Cash provided by investing activities was $0.8 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively. The cash provided by investing activities is primarily related to capital expenditures, payment of leasing fees and restricted escrows. During the nine months ended September 30, 2016, cash provided by restricted escrows was $1.9 million primarily from previously restricted escrows for a multi-tenant office asset, payments for capital expenditures were $0.5 million and payments for leasing fees were $0.6 million. In the nine months ended September 30, 2015, cash provided by proceeds from sale of investment properties, net was $7.9 million. Cash used in restricted escrows was $0.6 million primarily for lender required escrows, payments for capital expenditures were $2.0 million and payments for leasing fees were $2.0 million.

Cash used in financing activities was $26.0 million and $30.2 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in financing activities for the nine months ended September 30, 2016 was primarily related to principal payments on mortgage debt of $14.2 million and the payoff of a note payable of $15.1 million. Cash used in financing activities for the nine months ended September 30, 2015 was primarily due to principal payments of mortgage debt of $15.5 million, net distributions to Inventrust of $10.1 million and cash dividends paid of $4.6 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Distributions
For the three and nine months ended September 30, 2016 and 2015, other than distributions prior to the Distribution, no cash distributions were paid by Highlands.
On December 15, 2015, MB REIT, currently a subsidiary of Highlands REIT, Inc., became a “qualified REIT subsidiary” of InvenTrust and ceased to be treated as a REIT for U.S. federal income tax purposes. Prior to that time, MB REIT made distributions to its stockholders in order to qualify as a REIT. As of September 30, 2015, MB REIT had issued and outstanding 943,000 shares of common stock having a par value of $1.00 per share, 207,000 shares of 3.5% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and 125 shares of 12.5% Series B Cumulative Non-Voting Preferred Stock, $0.01 par value per share. For the three and nine months ended September 30, 2016 and 2015, $0 million and $4.6 million dividends, respectively were paid by MB REIT.

Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we have no off-balance sheet arrangements.

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

	As of
	September 30, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$518,012	$739,154
Debt, net	389,955	437,032

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Data:
Total revenues	$20,357	$27,393	$71,788	$83,812
Net (loss) income	$(21,340)	$3,314	$(56,269)	$10,162
Net (loss) income attributable to Company	$(21,340)	$3,306	$(56,269)	$10,146
Supplemental Measures:
Funds from operations (a)	$3,720	$12,544	$26,667	$37,623
Cash Flow Data:
Net cash flows provided by operating activities	$11,010	$12,772	$32,409	$40,202
Net cash flows provided by investing activities	$1,868	$6,434	$769	$3,302
Net cash flows used in financing activities	$(3,199)	$(14,317)	$(25,969)	$(30,220)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(21,340)	$3,314	$(56,269)	$10,162
Less: Net income attributable to non-controlling interests	—	(8)	—	(16)
Net (loss) income attributable to Company	$(21,340)	$3,306	$(56,269)	$10,146
Depreciation and amortization related to investment properties	6,093	9,041	21,354	27,280
Impairment of investment properties	18,967	—	61,582	—
Loss on sale of investment properties, net	—	197	—	197
Funds from operations	$3,720	$12,544	$26,667	$37,623

FFO does not reflect a reduction for funds withheld by lenders (and therefore not available to the Company) because the Company still has rights to such funds even though they are subject to the terms of "cash trap," "cash sweep," or "hyper amortization" under the loan agreements with lenders. As of September 30, 2016, the mortgage loan on our AT&T-Cleveland asset is in “hyper-amortization,” and, as a result, all net operating income from this asset, less management operating expenses, is used to pay down the principal amount of the loan. Net cash generated is not available for general use of the Company and is classified as restricted. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted. For Sherman Plaza, all rental payments are being “swept” and held by the lender; however, the lender remits excess cash to the Company for its general use after the debt service payment has been paid. On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan.

For the nine months ended September 30, 2016, cash amounts withheld by lenders used to pay debt service and other charges (and therefore unavailable to the Company) because of these restrictions amounted to $12.6 million, $1.5 million, and $0.8 million for AT&T-Hoffman Estates, Dulles Executive Plaza, and AT&T-Cleveland, respectively.
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of mark to market debt discounts and financing costs	$52	$54	$160	$166

Use and Limitations of Non-GAAP Financial Measures
FFO does not represent cash generated from operating activities under GAAP and should not be considered as an alternative to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use FFO because we believe it is useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of this non-GAAP measure has certain limitations as an analytical tool. This non-GAAP financial measure is not a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. This measurement does not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. This non-GAAP financial measure may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. This non-GAAP financial measure, as presented, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. Additionally, the Company believes the information included in the above table provides useful supplemental information that may facilitate comparisons of the Company's ongoing operating performance between periods, as well as between REITs that include similar disclosure.
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our condensed combined consolidated statements of operations and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Subsequent Events
On November 4, 2016, the Company completed a $10,500 refinancing of a retail asset. The loan matures in November 2026, has a fixed rate of 4.35%, is interest only for the first year and amortizes based on a 30-year schedule beginning on November 4, 2017. The property was previously encumbered by a $9,071 mortgage with an interest rate of 5.99% maturing in December, 2016, which the company paid off in November of 2016.

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
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of September 30, 2016, we did not have any variable rate loans outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Our AT&T-Hoffman Estates asset is currently in foreclosure proceedings. Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above for additional information. We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any other legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10-12G (File No. 000-55580) under the heading "Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On November 3, 2016, in connection with the continuing development of our compensation program as an independent company following our separation from InvenTrust Properties Corp., the compensation committee of the board of directors approved an increase to the annual base salary of Richard Vance, our President and Chief Executive Officer, from $385,000 to $525,000, effective as of March 1, 2017.  In addition, on November 3, 2016, the compensation committee approved a 2016 target annual bonus level for Mr. Vance equal to 100% of his annual base salary, and established threshold and maximum 2016 annual bonus levels for Mr. Vance equal to 50% of his annual base salary and 200% of his annual base salary, respectively.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highlands REIT, Inc.

Date:	November 10, 2016	By:	/s/ Richard Vance

Richard Vance
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2016	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Principal Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT NO.	DESCRIPTION
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

10.10	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.11
Change in Control Severance Agreement between Highlands REIT, Inc. and Joseph Giannini, dated as of August 9, 2016 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)

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