Form 10-K
period 2016-12-31
Highlands REIT, Inc.
filed 2017-03-27
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second quarter) was approximately $310.3 million, based on the estimated per share value of $0.36 as established by the registrant on April 28, 2016.
As of March 27, 2017 there were 868,137,867 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be held on May 19, 2017

i

Part I
Disclosure Regarding Forward-Looking Statements.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following: business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; the nature of our properties may make them more difficult to sell or re-lease due to their specific characteristics as described elsewhere in this report; the business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; the outcomes and projected length of the foreclosure proceedings currently pending relating to our assets; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

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

Item 1. Business
Overview
We are a self-advised and self-administered real estate investment trust ("REIT") created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the "Distribution") by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions which were designed to consolidate in us the ownership of substantially all of InvenTrust’s remaining “non-core” assets.
The majority of these “non-core” assets were acquired by Inventrust between 2005 and 2008 as part of its historical focus on acquiring, owning and operating a diversified portfolio of commercial real estate, including retail, multi-family, student housing, industrial, correctional, lodging and office assets located in the United States. In addition, certain of the "non-core" assets, including the undeveloped land in Florida, were acquired when borrowers defaulted on loans issued by Inventrust during this time period. Beginning in 2012, InvenTrust began to implement its strategy of focusing its diverse portfolio of real estate into three platforms - retail, lodging and student housing - with the goal of enhancing long-term stockholder value and positioning InvenTrust to explore various strategic transactions. As part of this strategy, InvenTrust executed a series of transactions, including the sale of its conventional apartment assets in 2013, the sale of certain of its net lease assets consummated through multiple closings through 2013 and 2014, and the disposition of other “non-core” assets in individual and portfolio transactions. Also in furtherance of this strategy, in 2014 and 2015, InvenTrust disposed of its lodging platform through the sale of its suburban select service lodging portfolio and the spin-off of Xenia Hotels & Resorts, Inc., respectively. In June 2016, InvenTrust completed the sale of its student housing portfolio. As part of InvenTrust’s stated strategy to become a pure-play retail REIT, and in order to maximize the value of InvenTrust’s retail platform, InvenTrust disposed of its remaining “non-core” assets by forming and spinning off Highlands to own and manage these assets.
This portfolio of “non-core” assets, which were substantially acquired between 2005 and 2008, includes assets that are special-use, single-tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Assets with such characteristics are relatively illiquid compared to other types of real estate assets and may require additional investments to improve our disposition options. In addition, certain of these assets are in hyper-amortization under their loan agreements (resulting in rental payments less certain expenses being used to pay down the principal amount of the loan); have rental payments, less certain expenses, being “swept” and held by the lender pursuant to the loan agreement; and are in or likely to enter foreclosure proceedings. These factors may also limit our disposition options with respect to these properties and has had, and is expected to continue to have, an adverse impact on the cash flow generated by such assets. For example, three of our assets, contributing $47.93 million (or 54.1%) in annualized base rent for the year ended December 31, 2015, prior to the Distribution, are now either in foreclosure or are likely to enter into foreclosure proceedings in 2017. The debt associated with the assets is non-recourse, and is not cross-collateralized with our other obligations.
As of December 31, 2016, our portfolio consisted of six office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. All of our assets are located in the United States, in fourteen states with no geographic concentration. We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other”. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets. Highlands was incorporated in December 2016 as a Maryland corporation and intends to be taxed as and operate in a manner that will allow us to qualify as a REIT for federal tax purposes.
References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands’ wholly owned subsidiaries. For the complete presentation of our reportable segments, see Note 10 to our Combined Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014.

Business Strategy
Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We engage in rigorous asset management, and will seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, and improving its overall capital structure. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met. Assets may be sold individually or as one or more portfolios. There can be no assurances that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.
Disposition Policy
We evaluate each of our assets on a rigorous and ongoing basis in an effort to optimize and enhance the total value of our assets. In furtherance of this strategy, for the foreseeable future, we anticipate disposing of select assets that are not generating income or have unfavorable risk-adjusted returns and using the proceeds from such sales (in each case if the asset can be disposed of for greater than the debt associated with it) to improve the quality and income-producing ability of our portfolio by engaging in selective acquisitions or reinvesting in our existing assets through capital expenditures and improvements to our capital structure.
The determination of when a particular asset should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether our portfolio as a whole is attractive to a potential acquirer of the entire company, prevailing and projected economic and market conditions, the cash flow being generated by a particular asset, tax implications of a disposition, debt characteristics of the asset, and whether the value of the asset is anticipated to decline or increase. The timing of any disposition will depend upon then prevailing economic and market conditions, which could result in differing holding periods among the assets.
Foreclosure Proceedings
With respect to certain of our properties, once the leases for such properties expire, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose. Our Dulles Executive Plaza and AT&T-Hoffman Estates assets are currently in foreclosure, or in danger of entering foreclosure proceedings, that may take time to complete. With respect to our AT&T-St. Louis asset, we have informed our lenders that we do not expect AT&T to renew their lease when it expires in September 2017 and on March 15, 2017 we received notice that the loan was transferred to special servicing. We believe it is likely that our AT&T-St. Louis property will also be transferred to our lenders through foreclosure proceedings. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. See also “Risk Factors-Risks Related to Debt Financing-If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.”
Financing Strategy
Certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risks on variable rate debt. For additional information regarding our existing debt, please refer to “Management Discussion and Analysis - Borrowings.”
As of December 31, 2016 and December 31, 2015, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.

Customers
A significant portion of our revenue has historically been generated by AT&T, Inc. (“AT&T”). For the years ended December 31, 2016 and 2015, approximately 41% and 42% of our total annualized rental income was generated by three single-tenant assets leased to affiliates of AT&T. One of those leases expired in 2016, and the underlying asset is currently subject to foreclosure proceedings. Another lease with AT&T expires in 2017, and the underlying asset went into “cash trap” in October 2016, and all income from the asset is being “swept” by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges, the Company receives a lender-approved reimbursement for operating expenses associated with the property. The property underlying the third lease was recently sold. The loss of revenue historically generated by these properties leased to AT&T will have an adverse impact on our future revenues.
Conflict of Interest Policy
We maintain policies designed to reduce or eliminate potential conflicts of interest. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our related party transaction policy. In addition, we have adopted a code of business conduct and ethics that seeks to identify and mitigate conflicts of interest between our employees, directors and officers and our company. However, we cannot assure you that these policies or provisions of law will always be successful in eliminating or minimizing the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of stockholders.
Certain Other Policies
We intend to engage in future investment activities in a manner that is consistent with the requirements applicable to REITs for federal income tax purposes, unless the board of directors determines that it is no longer in our best interest to so qualify as a REIT.
We may issue senior securities, purchase and sell investments, offer securities in exchange for property and repurchase or reacquire shares or other securities in the future. To the extent we engage in these activities, we will comply with applicable law.
We do not currently have policies in place with respect to making loans to other persons (other than our conflict of interest policies described above) or investing in securities.
Competition
We are subject to significant competition in seeking tenants for the leasing of our assets and buyers for the sale of our assets. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investing banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. We also face competition from other real estate investment programs for buyers and tenants that may be suitable for us. We perceive there to be a lower level of competition for certain assets in our portfolio based on, among other things, the characteristics of such assets, the number of willing buyers and the volume of transactions in their respective markets, which may make it challenging for us to sell these assets or attract tenants.
Regulations
Our assets are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our assets.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on assets in which we hold an interest, or on assets that may be acquired directly or indirectly in the future.

Employees
At December 31, 2016, we had nine full-time employees, not including consultants and part time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants and third parties, under our supervision, to perform many routine operations for us.
Insurance
We have insurance coverage for our properties which includes the type of coverage and limits we believe to be appropriate for each property and our business operations. Such coverage typically includes commercial general liability and property insurance which includes property damage and loss of rental income resulting from such perils as fire, windstorm, flood and extended coverage. Our management believes our insurance coverage contains policy terms and conditions and insured limits that are customary for similar properties and operations.
Principal Executive Offices
Our principal executive offices are located at 332 S Michigan Avenue, Ninth Floor, Chicago, Illinois, 60604, and our telephone number is (844)-421-0533. We maintain a website at www.highlandsreit.com.
Available Information
Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge, from the website maintained by the SEC at www.sec.gov or from our website at www.highlandsreit.com. These include our annual report on Form 10-K, quarterly reports on form 10-Q, and our current reports on Form 8-K. Further, a copy of this Annual Report on Form 10-K and our other filings are located at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.
Item 1A. Risk Factors
You should carefully consider each of the following risks described below and all of the other information in this Annual Report on Form 10-K in evaluating us. Our business, financial condition, cash flows, results of operations and/or ability to pay distributions to our stockholders could be materially adversely affected by any of these risks. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K. See “Disclosure Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations.
As of December 31, 2016, the current lease term for leases representing approximately 27.7% of the rentable square feet and approximately 34.8% of the annualized base rent of the assets in our portfolio will expire in 2017 (not taking into account any renewal options), and an additional 33.4% of the rentable square feet of the assets in our portfolio was vacant. We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

AT&T has historically been party to three leases with us that generated a significant portion of our revenue. One of those leases expired in 2016 and another expires in 2017. The property underlying the third lease was recently sold. AT&T did not renew the one remaining lease expiring in 2017 during the contractual renewal option period, and we do not expect them to renew. Our financial condition, cash flows and results of operations have been adversely effected by the 2016 lease expiration and we anticipate additional adverse effects following the expiration of the remaining lease in 2017.
For the years ended December 31, 2016 and 2015, approximately 41% and 42% of our total annualized rental income was generated by three single-tenant assets leased to affiliates of AT&T, Inc. The lease with AT&T for our AT&T-Hoffman Estates asset represented 16% and 21% of our total annual revenue for 2016 and 2015, respectively. However, no value was attributed to this asset in calculating Highlands' estimated share value. The lease for this asset expired in August 2016 and the property is currently vacant and is no longer generating revenue for us. As of December 31, 2016, the principal amount of indebtedness on this asset is approximately $113.71 million. On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default occurred under the loan agreement for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable and affecting the interest on the mortgage as disclosed under "Item 2. Properties - Mortgage Financing". On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  The property is currently subject to foreclosure proceedings. Because this asset represented a substantial portion of our revenues for prior periods, the loss of this lease will adversely impact our financial condition and results of operations for future periods compared with periods prior to such lease expiration.
The lease with AT&T for our AT&T-St. Louis asset represented 18% and 15% of our total annual revenue for 2016 and 2015, respectively. However, no value was attributed to this asset in Highlands' estimated share value. The original term of the lease for this asset expires in September 2017. AT&T did not renew this lease during the contractual renewal period and we do not expect them to renew the lease prior to its expiration. As of December 31, 2016, the principal amount of indebtedness on this asset is approximately $112.70 million. Once AT&T's lease expires, we expect that we will be unable to make mortgage payments, we will likely default under the loan agreement, the property will be transferred to our lenders through foreclosure proceedings, and our financial condition, cash flows and results of operations will be adversely affected. As a result of AT&T's failure to renew during the contractual renewal period, on October 1, 2016, this property went into "cash trap." All income from the asset is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property pursuant to the loan agreement. Additional funds, if any, are held by the lender as additional collateral for the loan, totaling $2.65 million classified as restricted cash and escrows as of December 31, 2016. On March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing.
We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our office and industrial assets. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one asset or space at more than one asset. As a result, the financial failure of one tenant could increase vacancy at more than one asset or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could make our assets difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.

In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our asset. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its asset, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Our portfolio includes assets that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them difficult to lease, finance or sell.
Our portfolio includes assets that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them relatively illiquid compared to other types of real estate assets. With these assets, if the current lease is terminated or not renewed, we may be required to make significant capital expenditures to reposition the asset or make rent concessions in order to lease the asset to another tenant, finance the asset or sell the asset.
Many of our properties are located in weak markets or submarkets, which may adversely affect our ability to rent such properties, increase rental rates and/or sell such properties.
Certain of our properties are located in weak markets or submarkets. These markets may be experiencing economic slowdowns, little or no job growth, and/or high numbers of vacancies. Additionally, demand for certain types of assets, such as office assets, may have shifted from suburban areas to city centers, or vice versa. The weakness of an asset’s market or submarket may adversely affect our ability to rent such properties, increase rental rates and/or sell such properties, which could have a material adverse effect on our financial condition, cash flows or results of operations.
Economic and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the U.S. or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets. These conditions may materially affect our tenants, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•
significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of assets, which depend, in part, upon the cash flow generated by our assets;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	our ability to borrow on terms and conditions that we find acceptable may be limited;

•
the amount of capital that is available to finance assets could diminish, which, in turn, could lead to a decline in asset values generally, slow asset transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend; and

•
the value of certain of our assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or for potential buyers to obtain debt financing secured by these assets and could reduce our ability to finance our business.

Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.
We intend to hold our assets until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears such objectives will not be met. The determination of when a particular asset should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether our portfolio as a whole is attractive to a potential acquirer of the entire company, prevailing and projected economic and market conditions, the cash flow being generated by a particular asset, tax implications of a disposition, debt characteristics of the asset, and whether the value of the asset or other investment is anticipated to decline or increase. Even if we do determine to sell an asset, market conditions or individual asset characteristics may negatively affect the value of our assets and therefore reduce our return on the investment or prevent us from selling the asset on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the asset, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the asset. Debt levels currently exceed the value of certain assets and debt levels on other assets may exceed the value of those assets in the future, making it more difficult for us to rent, refinance or sell the assets. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our assets when we decide to do so, or in response to such changing economic or asset-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our assets.
We may not successfully implement our strategy, in which case you may have to hold your investment for an indefinite period.
We are under no obligation to complete our strategy within a specified time period, and market conditions and other factors beyond our control could delay the execution of our strategy. Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We may not be able to control the timing of the sale of our assets, and we cannot assure you that we will be able to sell our assets so as to return any portion of our stockholders’ invested capital or fully satisfy our debt obligations. Our ability to sell our assets may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of assets characterized as dealer property, which may cause us to forego or defer sales of assets that otherwise would be in our best interests.
If we are not successful in implementing our strategy in a timely manner, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily, if at all, and could suffer losses on your investment.
Our ability to distribute all or a portion of the net proceeds from the sale of our assets to our stockholders may be limited.
When we sell any of our assets, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may determine to not distribute any proceeds from the sale of assets to our stockholders, and for the foreseeable future, we anticipate using the proceeds from sales (in each case if the asset can be disposed of for greater than the debt associated with it) to improve the quality and income-producing ability of our portfolio by engaging in selective acquisitions or reinvesting in our existing assets through capital expenditures and improving the capital structure of the portfolio, including by repaying debt or making capital improvements. Alternatively, we may elect to create working capital reserves, especially in light of the fact that we may not be able to reduce our operating overhead expenses to the same extent or on the same time frame as the reduction of operating revenues resulting from a sale of assets, which could materially adversely affect our operating margins.

Real estate is a competitive business.
We compete with numerous developers, owners and operators of commercial real estate assets in the leasing market, many of which own assets similar to, and in the same market areas as, our assets. In addition, some of these competitors may be willing to accept lower returns on their investments than we are, and many have greater resources than we have and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Principal factors of competition include rents charged, attractiveness of location, the quality of the asset and breadth and quality of services provided. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, job creation and population trends.
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller universe of potential buyers for many of the types of assets that comprise our portfolio in comparison to assets in more core real estate sectors, which may make it challenging for us to sell our assets.
Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our assets could materially and adversely affect our financial condition and results of operations.
Ownership of real estate is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate assets. Access to the capital that we need to lease, maintain and renovate existing assets is critical to the success of our business. We may not be able to fund tenant improvements, pay leasing commissions or fund capital improvements at our existing assets solely from cash provided from our operating activities. As a result, our ability to fund tenant improvements, pay leasing commissions or fund capital improvements through retained earnings may be restricted. Consequently, we may have to rely upon the availability of debt, net proceeds from the dispositions of our assets or equity capital to fund tenant improvements, pay leasing commissions or fund capital improvements. Our ability to obtain debt on favorable terms or at all may be further limited by the fact that certain of our properties are in foreclosure. The inability to access capital could impair our ability to compete effectively and harm our business.
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our assets and the value of an investment in us are:

•
risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	changes in tax laws and property taxes, or an increase in the assessed valuation of an asset for real estate tax purposes;

•
adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;

•	changing market demographics;

•	an inability to finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	natural disasters, such as earthquakes, floods or other insured or uninsured losses; and

•	changes in interest rates and availability, cost and terms of financing.
Our assets may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During 2016, we determined that impairment with respect to three of our properties has occurred, resulting in reductions in net carrying value of those assets by an aggregate of $61,582. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
Many real estate costs and certain operating costs are fixed, even if revenue from our assets decreases.
Many real estate costs, such as real estate taxes, insurance premiums, maintenance costs and certain operating costs generally are more fixed than variable and, as a result, are not reduced even when an asset is not fully occupied, rents decrease or other circumstances cause a reduction in revenues. If we are unable to offset these fixed costs with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability. This risk is particularly acute at our net lease assets.
Operating and other expenses may increase in the future, which may cause our cash flow and our operating results to decrease.
Certain operating expenses and certain general and administrative expenses are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenues across our portfolio, our financial condition, cash flows and results of operations may be materially adversely affected.
Our revenue from our retail assets will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect our financial condition, cash flows and results of operations.
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant also could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could reduce customer traffic in the retail center and thereby reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Public resistance to privatization of correctional facilities could negatively impact our tenants at such facilities, which could have an adverse impact on our business, financial condition or results of operations.
The management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies, and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of such facilities has encountered resistance from groups, such as labor unions, that believe that correctional facilities should only be operated by governmental agencies. In addition, negative publicity about poor conditions, an escape, riot or other disturbance at a privately-managed facility may result in adverse publicity to the private corrections industry. Any of these occurrences or continued trends may make it more difficult for the tenants of our correctional facilities to renew or maintain existing contracts or to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional facilities could have a material adverse effect on our tenants who operate in this industry, which could adversely impact the value of our correctional facility assets and our results of operations.
The land underlying a portion of one of our assets is subject to a ground lease, which could limit our use of the asset, and a breach or termination of the ground lease could materially and adversely affect us.
We lease a portion of the land underlying one of our assets, Sherman Plaza, from a third party through a ground lease covering such land. As a lessee under a ground lease, we are exposed to the possibility of losing the right to use the portion of our asset covered by the ground lease upon termination, or an earlier breach by us, of the ground lease. The ground lease may also restrict our use of the asset, which may limit our flexibility in renting the asset and may impede our ability to sell the asset.
Uninsured and underinsured losses at our assets could materially and adversely affect our revenues and profitability.
We intend to maintain comprehensive insurance on each of our current assets, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by property owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an asset, as well as the anticipated future revenue from the asset. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability.
We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our revenues and profitability.
Our assets are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of an asset, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the asset and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned an asset at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell assets. Contamination at, on, under or emanating from our assets also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our assets, environmental laws also may impose restrictions on the manner in which the assets may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of an asset and, therefore, an owner’s ability to borrow funds using the asset as collateral or to sell the asset on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our assets are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our assets may handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation. Our assets incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our assets may contain asbestos-containing building materials.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our assets could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected asset or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability to third parties if property damage or personal injury occurs.
Liabilities and costs associated with environmental contamination at, on, under or emanating from our assets, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of our assets will not be affected by our operations, the condition of the assets in the vicinity of our assets, or by third parties unrelated to us. The discovery of material environmental liabilities at our assets could subject us to unanticipated significant costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.
Compliance or failure to comply with the Americans with Disabilities Act and other safety regulations and requirements could result in substantial costs.
Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.
Our assets are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, it could materially and adversely affect our revenues and profitability.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former tenants, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.
In connection with operating as a public company, we are required to provide reliable financial statements and reports to our stockholders. We can provide no assurances that our initial accounting policy framework and accounting procedures manual will be adequate to provide reasonable assurance to our stockholders regarding the reliability of our financial reporting and the preparation of our financial statements. In addition, we are developing and documenting current policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, our management will be required to report on the effectiveness of our internal control over financial reporting. While we intend to undertake substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in implementing or maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to implement and comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause stockholders to lose confidence in our reported financial information.
As an “emerging growth company,” we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public reporting companies.
We are an “emerging growth company” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public reporting companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•	disclose certain executive compensation related items.
If we choose to take advantage of any or all of these exemptions, the information that we provide you in our future public filings may be different than that of other public reporting companies. The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the Securities and Exchange Commission (the “SEC”) and other regulatory agencies. In addition, if our business grows, we may no longer satisfy the conditions of an emerging growth company. We continue to evaluate and monitor developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public reporting and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We intend to take advantage of the extended transition period.

We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruption present risks.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants and private data exposure. Our financial results and reputation may be negatively impacted by such an incident.
Risks Related to Debt Financing
If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
Our debt is secured by certain of our assets, and, if our wholly-owned property-owning subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose. For example, mortgages on our AT&T-Hoffman Estates and Dulles Executive Plaza assets are currently in default, with a current aggregate principal amount outstanding of approximately $182.5 million. Our AT&T-Hoffman Estates asset is currently in foreclosure proceedings and we intend to satisfy this loan by allowing the lender to foreclose. All rental payments from our Dulles Executive Plaza asset are currently being “swept” and held by the lender. It is possible that we may satisfy this loan by transferring title of the asset to the lender or permitting the lender to foreclose. With respect to our AT&T-St. Louis asset, we have informed our lender that we do not expect AT&T to renew their lease when it expires in September 2017 and on March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing. We expect that that the property will be transferred to our lenders through foreclosure proceedings.
Although the mortgages on certain of our properties do not mature in the near term, due to the near-term expiration of tenant leases at these properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. No debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.
Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our assets are held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our properties, such as AT&T-St. Louis, fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.
Any default by our special purpose property-owning subsidiaries under non-recourse mortgage loans would give the special servicers the right to accelerate the payment on the loans and the right to foreclose on the asset underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.

MB REIT is subject to obligations under certain “non-recourse carve out” indemnity agreements and guarantees that may be deemed to be triggered in the future.
Seven of our assets are encumbered by traditional non-recourse debt obligations. In connection with these loans, MB REIT entered into indemnity agreements and “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against MB REIT if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or MB REIT’s filing of a voluntary petition for bankruptcy or commencing similar insolvency proceedings;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated asset; and

•	Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated asset.
 In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.
In the event that any of these triggering events occur and such loans become partially or fully recourse against MB REIT, our business, financial condition, results of operations, and the value of our common stock would be materially adversely affected, and we may be forced to sell other assets and/or our insolvency could result. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans and may seek to recover from us and/or our subsidiaries the full extent of their losses with respect to such loans. Any allegations may create a distraction for our management, result in significant liability, or subject us to litigation that could be costly or otherwise materially adversely affect us.
Our failure to comply with all covenants in our existing or future debt agreements could materially and adversely affect us.
The mortgages on our existing assets, and any future mortgages likely will, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable asset or to discontinue insurance coverage. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. Any credit facility or secured loans that we may enter into likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. Our continued ability to borrow under any credit facility that we may obtain will be subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios, leverage ratios, and liquidity and net worth requirements, and our ability to meet these covenants will be adversely affected if our financial condition and cash flows are materially adversely affected or if general economic conditions deteriorate. In addition, our failure to comply with these covenants, as well as our inability to make required payments, could cause a default under the applicable agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the asset or assets securing such debt. If we default on any of our agreements, it could have a material adverse effect on our financial condition, cash flows or results of operations.
In addition, in connection with our agreements we have entered, and in the future may enter, into lockbox and cash management agreements pursuant to which all or substantially all of the income generated by our assets will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash may not be distributed to us or will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. Currently, Dulles Executive Plaza and AT&T St. Louis are subject to such an arrangement. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders necessary to allow us to qualify as a REIT.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow funds to finance activities related to real estate assets could be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the assets securing the loans.
We may from time to time borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, capital expenditures for existing assets or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from an asset and the cash flow needed to service mortgage debt on an asset, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by an asset may result in lenders initiating foreclosure actions. In such a case, we could lose the asset securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the asset or assets for a purchase price equal to the outstanding balance of the debt secured by the asset or assets. If the outstanding balance of the debt exceeds our tax basis in the asset or assets, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any funds that subsidiaries borrow to operate assets. In these cases, we may be responsible to the lender for repaying the loans if the subsidiary is unable to do so.
Due to distressed assets within our portfolio and our relatively small size as compared with our former Parent’s size, it may be difficult for us to obtain debt financing or refinancing on favorable terms, or at all, which may adversely affect our business, financial condition and results of operations.
We may require debt financing from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs.  There are currently, and are likely to continue to be, a number of distressed assets in our portfolio that are subject to or are in danger of becoming subject to foreclosure proceedings.  Lenders may consider the fact that such distressed assets exist within our portfolio when determining whether to advance credit to us in the future, even though each asset is owned by a separate subsidiary.  Additionally, much of our existing debt financing was entered into prior to our spin-off from InvenTrust.  Due to our reduced size in comparison to InvenTrust, it may be difficult to refinance our existing debt on favorable terms.  If we are unable to obtain debt financing on favorable terms, or at all, our business, financial condition and results of operations may be adversely affected.
If we are unable to borrow at favorable rates, we may not be able to refinance existing loans at maturity.
If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase, thereby reducing our cash flow. Further, during periods of rising interest rates, we may be forced to sell one or more of our assets earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular assets being sold.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and may continue to enter into mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.
Covenants applicable to current or future debt could restrict our ability to make distributions to our stockholders and, as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the value of our common stock.
We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We may in the future borrow money bearing interest at variable rates, which would expose us to increases in costs in a rising interest rate environment. Increases in future interest rates would increase our interest expense for any existing variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.
Our organizational documents have no limitation on the amount of indebtedness we may incur. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.
Our organizational documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;

•	our debt and resulting maturities may increase our vulnerability to adverse economic and industry conditions;

•
we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced, or we may not be able to refinance our debt at all;

•	we may be obligated to repay the debt pursuant to guarantee obligations; and

•	the use of leverage could adversely affect our ability to raise capital from other sources or to make distributions to our stockholders and could adversely affect the value of our common stock.
If we violate covenants in future agreements relating to indebtedness that we may incur, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our stockholders.
Risks Related to Our Relationship with InvenTrust and the Separation
Our historical financial results as a subsidiary of InvenTrust may not be representative of our results as a separate, stand-alone public reporting company.
The historical financial information prior to our spin-off that we have included in this Annual Report has been derived from InvenTrust’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone reporting public company during the periods presented. InvenTrust did not historically account for Highlands, and we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate and shared functions historically provided to us by InvenTrust. These allocation methods varied by function, but were generally based on historical costs of assets. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
We may have potential business conflicts of interest with InvenTrust with respect to our past and ongoing relationships.
Conflicts of interest may arise between InvenTrust and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from InvenTrust;

•	intellectual property matters; and

•	employee recruiting and retention.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party that was not historically our parent company.
Our agreements with InvenTrust may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to our separation from InvenTrust, which consist of the Separation and Distribution Agreement, the Transition Services Agreement and the Employee Matters Agreement, were negotiated in the context of our separation from InvenTrust while we were still part of InvenTrust and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our separation related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among InvenTrust and us. See “Part III-Item 13. Certain Relationships and Related Transactions and Director Independence.”
Risks Related to Our Status as a REIT
Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.
If either InvenTrust or MB REIT failed to qualify as a REIT, we would be prevented from electing to qualify as a REIT.
We believe that prior to the separation from InvenTrust, we were a “qualified REIT subsidiary” of InvenTrust. Under applicable Treasury regulations, if either (i) InvenTrust failed to qualify as a REIT in its 2012 through 2016 taxable years or (ii) MB REIT failed to qualify as a REIT for its 2012 taxable year through its taxable year that ended on December 15, 2015 (when MB REIT became a “qualified REIT subsidiary” of InvenTrust), unless such failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which InvenTrust or MB REIT failed to qualify.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary (“TRS”) that we may form will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to federal corporate income tax.
We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets sooner than anticipated, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, we may recognize significant cancellation of indebtedness income or gain from the workout of our debt or the disposition of our assets in foreclosure or deed-in-lieu transactions, which will result in the receipt of taxable income in excess of the cash received, if any, from those transactions. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
The prohibited transactions tax may limit our ability to dispose of our assets, and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some of or all our dispositions.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to liquidate our portfolio, we intend to make dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some or all of our future dispositions may not qualify for that safe harbor. We intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and you may be restricted from acquiring or transferring certain amounts of our common stock.
The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may restrict our business combination opportunities and restrict your ability to acquire or transfer certain amounts of our common stock.
In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. However, these ownership limits might delay or prevent a transaction or a change in our control or other business combination opportunities.
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors (prospectively or retroactively), our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to attempt to, or continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
We may be subject to adverse judicial, legislative or regulatory tax changes that could reduce the value of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the judicial or administrative interpretations of those laws may be amended or modified. According to publicly released statements, a top legislative priority of the new

Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. We cannot predict when or if any new U.S. federal income tax law, regulation, or judicial or administrative interpretation, or any amendment or modification to any existing federal income tax law, regulation or judicial or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We cannot predict how changes in the laws might affect our shareholders or us, and any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our shareholders or us. New legislation, Treasury regulations or judicial or administrative interpretations could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our shareholders and us of such qualification. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.
Risks Related to Ownership of Our Common Stock and Our Corporate Structure
There is no established public market for our shares and you may not be able to sell your shares.
We do not intend to list our shares of common stock on any securities exchange or other market, there is no established trading market for our shares, nor is there any assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of any class or series of our capital stock by any person unless exempted prospectively or retroactively by our board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require us to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a securities exchange or other market by a specified date or provide any other type of liquidity to our stockholders. Therefore, it will be difficult for you to sell your shares promptly or at all, including in the event of an emergency, and if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated value per share.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On January 6, 2017, we announced an estimated value of our common stock equal to $0.35 per share. Our board of directors engaged Real Globe Advisors, LLC ("Real Globe"), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2016. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange;

•
the certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event reflected in our estimated value will be incurred at the level estimated by us; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or required levels, and we may need external sources in order to make such distributions, or we may not be able to make such distributions at all.
We generally intend over time to make annual distributions in an amount at least equal to the amount that will allow us to qualify as a REIT and to avoid current entity level U.S. federal income taxes, however, we may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT. All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield.
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may be available only at commercially unattractive terms, if at all. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares, the sale of our assets or any other liquidity event may be materially adversely affected.
At any time that we are not generating cash flow from operations sufficient to cover the current distribution rate, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. If we utilize borrowings for the purpose of funding all or a portion of our distributions, we will incur additional interest expense. We have not established any limit on the extent to which we may use alternate sources of cash for distributions, except that, in accordance with the law of the State of Maryland and our organizational documents, generally, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT for so long as the board of directors determines that it is in our best interests to continue to qualify as a REIT. Distributions that exceed cash flow from operations may not be sustainable at current levels, or at all.
Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the value of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the value of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in us may be diluted in the future because of new equity issuances, capital market transactions or otherwise, including, without limitation, equity awards that may be granted to our directors, officers and employees.
Increases in market interest rates may reduce demand for our common stock and result in a decline in the value of our common stock.
The value of our common stock may be influenced by the distribution yield on our common stock (i.e., the amount of our annual distributions as a percentage of the fair market value of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the value of our common stock to decline.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any present or former director or officer who is made or threatened to be made a party to the proceeding by reason of his or her service to us in that capacity and certain other capacities. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
As permitted by Maryland law, we have elected, by resolution of our board of directors, to opt out of the business combination provisions of the MGCL, with respect to business combinations that have been approved by our board of directors (including a majority of directors who are not affiliated with the interested stockholder), and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.
If we have a class of equity securities registered under the Exchange Act and at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain governance provisions, some of which (for example, a classified board) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.
If our board of directors were to elect to be subject to the provision of Subtitle 8 providing for a classified board or the business combination provisions of the MGCL or if the provision of our bylaws opting out of the control share acquisition provisions of the MGCL were amended or rescinded, these provisions of the MGCL could have anti-takeover effects.
All of our assets are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.
All of our assets and assets are held through wholly owned subsidiaries. We depend on cash distributions from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our stockholders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.
In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors and preferred stockholders, if any, of the applicable direct or indirect subsidiaries are satisfied.
Our charter places limits on the amount of common stock that any person may own.
In order for us to qualify as a REIT under the Code, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Unless exempted by our board of directors, prospectively or retroactively, our charter prohibits any person or group from owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
If anyone transfers shares in a way that would violate the ownership limit, or prevent us from qualifying as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either purchased by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then the initial intended transfer shall be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are sold if the value of our shares falls between the date of purchase and the date of redemption or sale.

Our charter permits our board of directors to authorize the issuance of preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or shares of preferred stock or common stock that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our directors, officers and employees.
We have adopted a policy that any transaction, agreement or relationship in which any of our directors, officers or employees has a material direct or indirect pecuniary interest must be approved by a majority of our disinterested directors. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.
Our board of directors may change our investment strategy without stockholder approval, which could alter the nature of your investment.
Our investment strategy may change over time. The methods of implementing our investment strategy may also vary, as new investment techniques are developed. Our investment strategy, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, the Company owned 17 assets and four parcels of unimproved land.

General
The following is a list of the assets in the Highlands Portfolio as of December 31, 2016. All assets are 100% owned

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (a)	Annualized Base Rent (b) (in thousands)	Annualized Base Rent per Leased Square Foot (c)	Significant Tenants
AT&T - Hoffman	Hoffman Estates, IL	Net Lease	Office	1,690,214	—%	$—	$—	n/a
AT&T - St. Louis	St. Louis, MO	Net Lease	Office	1,461,274	100%	16,240	11.11	AT&T
Dulles Executive Plaza	Herndon, VA	Multi-Tenant Office	Multi-Tenant Office	379,587	85.69%	7,474	22.98	Lockheed Martin, PC
Denver Highlands Holding, LLC	Highlands Ranch, CO	Multi-Tenant Office	Multi-Tenant Office	79,189	62.97%	935	18.76	Software AG; Lasater & Martin, P.C.
Versacold USA - St. Paul	St. Paul, MN	Net Lease	Industrial	219,664	100%	1,210	5.51	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Net Lease	Industrial	269,985	100%	893	3.31	Versacold USA, Inc.
Trimble	San Jose, CA	Multi-Tenant Office	Multi-Tenant Office	176,905	—%	—	—	n/a
Rolling Plains Detention Facility	Haskell, TX	Net Lease	Correctional Facility	156,316	100%	2,235	14.30	Emerald Correctional
Hudson Correctional Facility	Hudson, CO	Net Lease	Correctional Facility	301,029	100%	9,850	32.72	Cornell Corrections
Bridgeside Pt Office Bldg	Pittsburgh , PA	Multi-Tenant Office	Multi-Tenant Office	153,110	90.21%	4,185	30.3	University of Pittsburgh; Noveome Biotherapeutic; Fisher Scientific
Citizens - Providence	Providence, RI	Net Lease	Bank Branch	51,136	50.22%	389	15.13	Citizens Bank
IA Sand Lake Land	Orlando, FL	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
Palazzo Land	Orlando, FL	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
North Pointe Land	Hanahan, SC	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
RDU Land	Raleigh, NC	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
Shops at Sherman Plaza (d)	Evanston, IL	Retail	Retail	150,759	88.93%	2,965	22.12	Fitness International; Barnes & Noble Books
Triangle Center	Longview, WA	Retail	Retail	260,627	94.74%	3,496	14.16	Triangle Bowl; Ross Dress for Less
Market at Hilliard	Hilliard, OH	Retail	Retail	115,221	97.49%	1,678	14.94	Bed Bath & Beyond; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Retail	Retail	193,657	100%	1,845	9.53	Burlington Coat Factory; Dick's Sporting Goods; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Retail	Retail	86,835	95.35%	1,061	12.82	Marmaxx Operating; Dollar Tree
Lincoln Mall	Lincoln , RI	Retail	Retail	445,466	92.45%	5,475	13.3	Stop & Shop; Cinema World
Total				6,190,974	66.69%	$59,931,201	$14.52

(a)
Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

(b)
Annualized base rent per leased square foot is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements, and straight-line rent GAAP adjustments.

(c)	Annualized base rent per leased square foot is computed as annualized rent divided by the total occupied square footage at the end of the period.

(d)	A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042, and the monthly payment as of December 31, 2016 is $1,749.
Our assets, except for undeveloped land and the unoccupied assets of Trimble and AT&T-Hoffman Estates, have one or more tenants responsible for more than 10% of the asset's gross leasable area.

The following table sets forth our total gross leasable area ("GLA") in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last five years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2016	6,190,974	66.69%	14.52
December 31, 2015	6,656,342	95.2%	14.00
December 31, 2014	6,656,167	94.5%	13.86
December 31, 2013	6,650,778	95.4%	13.88
December 31, 2012	6,458,382	95%	14.05
Four of our assets, AT&T-Hoffman Estates, AT&T-St. Louis, Dulles Executive Plaza, and Hudson Correctional Facility, accounted for 10% or more of our total revenue or for 10% or more of our total assets for the year ended December 31, 2016.
AT&T-Hoffman Estates
As of December 31, 2016, 2015, 2014, 2013, and 2012 the total GLA for AT&T-Hoffman Estates was 1,690,214 square feet. The asset is unoccupied as of December 31, 2016 and the percentage of economic occupancy was 100% for each of the preceding four years. Prior to the tenant lease expiring in August 2016, average annual rent per square foot was $14.10. No value was attributed to this asset in calculating the Company's most recent estimated share value. Similarly, we do not expect to attribute any value to this asset when calculating any future estimated share value.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable. On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates of $113.7 million by permitting the lender to foreclose on the property, which would result in a gain on the extinguishment of debt.
AT&T-St. Louis
As of December 31, 2016, 2015, 2014, 2013, and 2012 the total GLA for AT&T-St. Louis was 1,461,274 square feet, the economic occupancy for each of the years then ended was 100% and the average annual base rent per leased square foot was $11.11. No value was attributed to this asset in calculating the Company's most recent estimated share value. Similarly, we do not expect to attribute any value to this asset when calculating any future estimated share value.
As of December 31, 2016, AT&T—St. Louis has one tenant, AT&T. The lease has four five-year renewal options, the original term of the lease for this asset expires in September 2017. AT&T did not renew this lease during the contractual renewal period and as a result, on October 1, 2016, the AT&T-St. Louis property went into "cash trap." All rental payments, less certain expenses are being "swept" and held by the lender pursuant to the loan agreement. If AT&T does not renew, the characteristics of the asset and market conditions are likely to make this asset difficult to re-lease and, consequently, difficult to sell.
As of December 31, 2016, the principal amount of indebtedness on this asset is approximately $113 million. We have informed our lender that we do not expect AT&T to renew their lease and in such case, we would default under the loan agreement and the property would be transferred to our lender through foreclosure proceedings. On March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing.

Dulles Executive Plaza
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Dulles Executive Plaza as of December 31 for the last five years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2016	379,587	85.69%	22.98
December 31, 2015	379,596	89.56%	23.12
December 31, 2014	379,596	82.98%	22.88
December 31, 2013	379,596	91.68%	23.01
December 31, 2012	379,596	91.68%	24.77
As of December 31, 2016, one tenant, Lockheed Martin Corp., had an economic occupancy of 79% of the gross leasable area of Dulles Executive Plaza. The following table sets forth information regarding the principal provisions of the two leases with Lockheed:

Lease Expiration	Renewal Options	Occupied Square Footage GLA	Percentage of Square Footage GLA	Annualized Base Rent (in thousands)	Annualized Base Rent per Square Foot	Percentage of Annualized Base Rent
2018	One 3-year or 5-year option	109,722	29%	2,796	25.48	37%
2021	One 3-year or 5-year option	189,764	50%	3,878	20.44	52%
As of December 31, 2016 the principal amount of indebtedness on this asset was approximately $69 million. The loan on the Company's Dulles Executive Plaza asset matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted cash and escrows. Furthermore, the principal balance of the mortgage debt is subject to an additional 5.00% default interest rate as disclosed under "Item 2. Properties - Mortgage Financing."
Hudson Correctional Facility
As of December 31, 2016, 2015, 2014, 2013, and 2012 the total GLA for Hudson Correctional Facility was 301,029 square feet, the economic occupancy was 100% and the average annual base rent per leased square foot was $32.72.
As of December 31, 2016 Hudson Correctional Facility has one tenant, The Geo Group, Inc., a correctional facility operator, whose economic occupancy is 100% of the total gross leasable square feet. However, the asset has not housed prisoners since October 2013. Its annualized base rent is $9.8 million, or $32.72 per square foot. Assuming The Geo Group does not exercise its renewal option, its lease expires in 2020. The lease has two ten-year renewal options. Given the niche market for the asset and the fact that the management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public, demand for this asset by other tenants and buyers may be limited.
Lease Expirations
The following table sets forth lease expirations for all of our assets as of December 31, 2016, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2017	20	1,717,814	$22,225,335	41.6%	34.8%	$12.94
2018	19	202,417	4,773,159	4.9%	7.5%	23.58
2019	21	232,103	3,043,354	5.6%	4.8%	13.11
2020	37	533,995	13,782,949	12.9%	21.6%	25.81
2021	34	517,654	10,737,469	12.5%	16.8%	20.74
2022	7	170,698	2,565,018	4.1%	4.0%	15.03
2023	5	49,984	1,295,004	1.2%	2.0%	25.91
2024	2	63,200	493,375	1.5%	0.8%	7.81
2025	8	41,830	592,022	1.0%	0.9%	14.15
2026	8	33,960	777,727
Month to Month	2	8,500	135,010	0.2%	0.2%	15.88
Thereafter	21	552,614	3,363,104	13.4%	5.3%	6.09
	184	4,124,769	$63,783,526	100.0%	100.0%	$15.46

Mortgage Financing
The table below sets forth all material mortgages or other liens or encumbrances against any of our assets as of December 31, 2016. No debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
AT&T-Hoffman Estates(a)(b)	$113,713	Fixed Principal Plus Interest	12.00%(c)	n/a	8/9/2016
AT&T-St. Louis(d)(e)	$112,695	Fixed Interest-Only	5.34%	No restrictions	1/1/2037
Dulles Executive Plaza(a)(d)	$68,750	Fixed Interest-Only	10.85%(f)	n/a	9/1/2016
Shops at Sherman Plaza(g)	$30,275	Fixed Interest-Only	5.57%	If prior to 2/1/17, must be in full, with penalty	3/1/2017
Triangle Center	$20,315	Fixed Principal Plus Interest	5.25%	Only in full, with penalty	5/1/2021
Market at Hilliard(h)	$16,000	Fixed Principal Plus Interest	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
State Street Market	$9,732	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
Buckhorn Plaza(i)	$10,500	Fixed Principal Plus Interest	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026

(a)	Loan is currently in default and has been assigned a special servicer.

(b)	The property is subject to foreclosure proceedings.

(c)	Consists of 5.00% of base interest rate, 2.00% of interest due to hyper-amortization, and 5.00% of interest due to default.

(d)	All rental payments are being swept and held by the lender pursuant to the loan agreement.

(e)	Loan has been transferred to special servicing.

(f)	Consists of 5.85% of base interest rate and 5.00% interest due to default.

(g)	Loan was paid in full on February 1, 2017. See Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations - subsequent events".

(h)	Loan is interest only until December 6, 2017.

(i)	Loan is interest only until November 6, 2017.
Item 3. Legal Proceedings
Our AT&T-Hoffman Estates asset is currently in foreclosure proceedings and our Dulles Executive Plaza asset is with special servicing and in danger of entering foreclosure proceedings. Our AT&T-St.Louis asset has been transferred to special servicing and if AT&T does not renew its lease at AT&T-St. Louis, we would expect the asset to be subject to foreclosure proceedings. Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information. We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any other legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Richard Vance, age 53, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off, Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Joseph Giannini, age 53, has served as Senior Vice President, Chief Accounting Officer and Treasurer since the Distribution on April 28, 2016. Prior to this, Mr. Giannini served as Vice President, Controller of Property Accounting of InvenTrust, where he was responsible for overseeing the property accounting for the retail and non-core assets. In addition, Mr. Giannini was responsible for reviewing, restructuring and implementing new processes within property accounting. From September 2008 through February 2014, Mr. Giannini served as the Hotel Controller for various affiliates of InvenTrust where he was responsible for all aspects of the hotel accounting, including working with third party property managers for InvenTrust’s 100 plus hotel portfolio. Prior to September 2008, Mr. Giannini held various accounting positions with Lennar Corporation, AMLI Residential and Trammell Crow Residential Midwest. Mr. Giannini received his undergraduate Accounting degree from St. Joseph’s College in Indiana in 1985. He also has a Master of Business Administration degree from Lake Forest Graduate School of Management and is a Certified Public Accountant. He is a member of the AICPA and the Illinois CPA Society.
Robert J. Lange, age 34, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. Prior to joining the Company, Mr. Lange served as Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust, Highlands’ former parent company. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate

Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin - Madison and a Juris Doctor degree, with honors, from the University of Chicago.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On January 6, 2017, we announced an estimated value of our common stock as of December 31, 2016 equal to $0.35 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2016. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 31, 2016, reflects values as of December 31, 2016. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities, and also included certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event, further described below. The fair value estimate of our real estate assets is equal to the sum of the individual real estate values.
Generally, Real Globe estimated the value of our wholly-owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2026 (or, to normalize net operating income at reversion due to more than usual tenant rollover in the reversion year, for the nine-year period ending December 31, 2025), and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of land assets, a sales comparison approach was utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. As previously disclosed, our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given that our strategy involves a future potential liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining our new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by us. Additionally, the determination of when a particular property should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether our portfolio as a whole is attractive to a potential acquirer of the entire company, prevailing and projected economic and market conditions, the cash flow being generated by a particular asset, tax implications of a disposition, debt characteristics of the asset and whether the value of the asset or other investment is anticipated to decline or increase. The timing of any future potential liquidity event or events will depend upon then prevailing economic and market conditions, which could result in differing holding periods among the assets. As a result, the actual fees and expenses incurred by us in connection with the execution of our strategy could differ materially from the amount provided to Real Globe.
Real Globe determined NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles (or “GAAP”) set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Measurements and Disclosures. Other than the deduction of certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event, the net asset valuation performed by Real Globe complies with the Investment Program Association Practice Guideline 2013-01 “Valuation of Publicly Registered Non-Listed REITS”, dated April 29, 2013.

Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2016. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was derived based on the discounted cash flow methodology, resulting in a value range equal to $0.35 - $0.40 per share on a fully diluted basis. After rounding down to the nearest penny, the mid-point in that range was $0.37. In order to estimate the final range of value, Real Globe deducted the $0.02 of certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event that we provided from the $0.35 - $0.40 range of value. The mid-point in the final range was $0.35.
On January 4, 2017, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 31, 2016 equal to $0.35 per share on a fully diluted basis. At a full meeting of our Board held on January 4, 2017, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of December 31, 2016 equal to $0.35 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which estimated value assumes a weighted average terminal capitalization rate equal to 7.15% and a discount rate equal to 8.26% and falls within the range of per share net asset values for the Company’s common stock that Real Globe provided in its report.
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange;
•the certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event reflected in our estimated value will be incurred at the level estimated by us; or
•the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.
The estimated value per share was approved by our Board on January 4, 2017 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has likely changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March March 27, 2017 we had 171,553 stockholders of record.
Distributions

For the twelve months ended December 31, 2016 and 2015, no cash distributions were paid by us other than distributions made to InvenTrust while we were a wholly-owned subsidiary.
We generally intend over time to make annual distributions in an amount at least equal to the amount that will allow us to qualify as a REIT and to avoid current entity level U.S. federal income taxes. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:
i.90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus
ii.90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less
iii.any excess non-cash income (as determined under the Code).
Distributions made by us will be authorized and determined by our board of directors, in its sole discretion, out of legally available funds, and will be dependent upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, our qualification as a REIT and other tax considerations, capital expenditures and other obligations, debt covenants, contractual prohibitions or other limitations under applicable law and other such matters as our board of directors may deem relevant from time to time. We cannot assure you that our distribution policy will remain the same in the future, or that any estimated distributions will be made or sustained.
Our ability to make distributions to our stockholders will depend upon the performance of our portfolio and our ability to successfully execute on our disposition strategy. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider funding sources other than cash flow from operations or funds from operations, which may reduce the amount of capital available for operations, may have negative tax implications, and may have a negative effect on the value of your shares under certain conditions. In addition, our board of directors could change our distribution policy in the future. See “Risk Factors - Risks Related to Our Status as a REIT.”
Recent Sales of Unregistered Securities
None.
Item 6. Selected Financial Data
Our combined consolidated financial statements reflect the operations of Highlands and its predecessors which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust prior to the Distribution. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. Because the historical combined consolidated financial statements prior to the Distribution represent the financial and operating data of Highlands and its predecessors, the historical combined consolidated financial statements included below do not reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public reporting company during the period prior to the Distribution.
The following table shows our combined consolidated selected financial data relating to our combined consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the combined consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	December 31, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$512,554	$739,154
Debt, net	380,240	437,032

	Year Ended December 31,
	2016	2015	2014
Operating Data:
Total revenues	$91,464	$111,837	$122,147
Net (loss) income from continuing operations	$(63,881)	$14,345	$12,555
Net (loss) income attributable to Company	$(63,881)	$14,330	$17,171
Net (loss) income per common share, basic and diluted	(0.07)	0.02	0.02
Supplemental Measures (unaudited):
Funds from operations (a)	$21,762	$50,765	$65,522
Cash Flow Data:
Net cash flows provided by operating activities	$38,245	$53,654	$53,879
Net cash flows provided by investing activities	$28,284	$1,971	$113,935
Net cash flows used in financing activities	$(36,372)	$(38,944)	$(163,599)

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
We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO. A reconciliation of FFO to net income is as follows (unaudited, in thousands):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income from continuing operations	$(63,881)	$14,345	$17,187
Less: Net income attributable to non-controlling interests	—	(15)	(16)
Net (loss) income attributable to Company	$(63,881)	$14,330	$17,171
Depreciation and amortization related to investment properties	27,252	36,238	37,287
Impairment of investment properties	61,582	—	15,640
(Gain) Loss on sale of investment properties, net	(3,191)	197	(4,576)
Funds from operations	$21,762	$50,765	$65,522
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented (in thousands).We have included this table because these items are not included in NAREIT’s definition of FFO, but we believe these items provide useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between REITs that include similar disclosure.

	Year Ended December 31,
	2016	2015	2014
Amortization of mark to market debt discounts and financing costs	$214	$220	380
(Gain) Loss on extinguishment of debt	$635	$—	(9,835)

FFO does not reflect a reduction for funds withheld by lenders (and therefore not available to the Company) because the Company still has rights to such funds even though they are subject to the terms of "cash trap," "cash sweep," or "hyper amortization" under the loan agreements with lenders. As of December 31, 2016, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted cash and escrows. For Sherman Plaza, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid. The loan for Sherman Plaza was paid off on February 1, 2017. On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing.
For the year ended December 31, 2016, cash amounts withheld by lenders used to pay debt service and other charges (and therefore unavailable to the Company) because of these restrictions amounted to $12.4 million, $1.3 million, and $4.3 million for AT&T-Hoffman Estates, Dulles Executive Plaza, and AT&T-St. Louis, respectively.
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our combined consolidated statements of operations and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Item 1A. Risk Factors,” “Part II-Item 6. Selected Financial Data,” “Part I-Item 1. Business,” “Part I-Item 2. Properties” and the historical combined consolidated financial statements, and related notes included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements.”

The following discussion and analysis should be read in conjunction with the Company's Combined Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2016, our portfolio of assets consisted of six office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. References to the "Company," "we" or "us" are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We engage in rigorous asset management, and will seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, and improving its overall capital structure. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met. Assets may be sold individually or as one or more portfolios. There can be no assurances that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Combined Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014.
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
Basis of Presentation
Highlands was formed in December 2015 as a wholly owned subsidiary of InvenTrust. Prior to the Distribution, we and InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands' asset portfolio into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to Inventrust, facilitate our separation from InvenTrust and the Distribution and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying combined consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying combined consolidated financial statements as having occurred on such date. The accompanying combined consolidated financial statements prior to the Distribution reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
Prior to the Distribution, our financial statements also include transactions in which ordinary course cash transactions were processed by InvenTrust due to InvenTrust’s centralized cash management process on our behalf, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between InvenTrust and us. These ordinary course intercompany transactions are considered to be effectively settled at the time of our separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the financial statements.
Based on these presentation matters, our financial position, results of operations and cash flows may not be comparable as if we had operated as a stand-alone public reporting company. Accordingly, our historical results should not be relied upon as an indicator of future performance.
Results of Operations
Comparison of the years ended December 31, 2016 and 2015
Key performance indicators are as follows:

	As of December 31,
	2016	2015
Economic occupancy (a)	66.7%	95.2%
Rent per square foot (b)	$13.57	$14.00

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

The decrease in occupancy is due to the lack of occupancy at the AT&T-Hoffman Estates and Trimble assets and the transition of two assets that transitioned to partially occupied Multi-Tenant Offices in 2016, from 100% occupied Net Lease assets in 2015.

Combined Consolidated Results of Operations

	(in thousands)
	For the Year ended December 31,
	2016	2015	Decrease
Net (loss) income from continuing operations	$(63,881)	$14,345	$(78,226)
Net (loss) income from continuing operations decreased by $78.2 million to a net loss of $63.9 million for the year ended December 31, 2016 from net income of $14.3 million for the year ended December 31, 2015, primarily as a result of an increase in asset impairment charges of $61.6 million related to three assets and a decrease in rental income at AT&T-Hoffman Estates of $9.0 million caused by a lease expiration in August 2016. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.
Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,		Increase
	2016	2015	(Decrease)	Variance
Income:
Rental income	$79,942	$96,960	$(17,018)	(17.6)%
Tenant recovery income	10,856	14,447	(3,591)	(24.9)%
Other property income	666	430	236	54.9%
Operating Expenses:
Property operating expenses	10,628	10,721	(93)	(0.9)%
Real estate taxes	10,739	10,303	436	4.2%
Depreciation and amortization	27,303	36,212	(8,909)	(24.6)%
General and administrative expenses	14,156	12,241	1,915	15.6%
Provision for asset impairment	61,582	—	61,582	—%
Property Income and Operating Expenses
Rental income consists of monthly rent, straight-line rent adjustments, and amortization of acquired above and below market leases, pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (in each case, some of which are recoverable from the tenant).
There was a decrease in property income for the year ended December 31, 2016 compared to 2015. Total property income decreased by $20.4 million in the year ended December 31, 2016 compared to the same period in 2015 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015. This transfer activity also caused property operating expenses to decrease $0.1 million, or 0.9%, when comparing the twelve months ended months ended December 31, 2016 to the same period in 2015.
Real Estate Taxes
Real estate taxes increased $0.4 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of $2.2 million in real estate tax expense that is required under GAAP in respect of AT&T-Hoffman Estates, which was previously paid by the tenant when the asset was occupied. The Company does not believe it is obligated to pay real estate taxes in respect of AT&T-Hoffman Estates because it is in foreclosure proceedings. This is offset by a decrease related to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.

Depreciation and Amortization
Depreciation and amortization decreased by $8.9 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016, three assets that were transferred to InvenTrust during the first quarter of 2015 and the decrease in asset basis related to the reduction in carrying value of the basis of investment properties in connection with separation from InvenTrust and asset impairment charges recorded on three net lease assets.
General Administrative Expenses
General and administrative expenses increased by $1.9 million to $14.2 million for the year ended December 31, 2016 from $12.2 million for the year ended December 31, 2015. The increase was the result of an increase in corporate general and administrative expense primarily related to additional expenses incurred as a result of our operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the year ended December 31, 2016. Prior to April 28, 2016, we were also allocated costs by InvenTrust for certain corporate services and other expenses. For the twelve months ended December 31, 2016, we were only allocated four months of such expenses based upon our percentage share of the average invested assets of InvenTrust prior to the Distribution. For the year ended December 31, 2015, we were allocated twelve months of such expenses based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.
Provision for Asset Impairment
For the year ended December 31, 2016, we identified certain assets that may have a reduction in the expected holding period or a major tenant moving out or not renewing an expiring lease, and reviewed the probability of these properties' disposition. We recorded an impairment of investment properties of $61,582 on three net lease assets for the year December 31, 2016.
For the year ended December 31, 2015, we recorded no asset impairment charges.
Non-Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,		Increase
	2016	2015	(Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	3,191	(197)	(3,388)	1,719.8%
Loss on extinguishment of debt	(635)	—	(635)	—%
Other (loss) income	(113)	(11)	102	(927.3)%
Interest expense	(33,146)	(27,757)	5,389	(19.4)%

Gain (loss) on Sale of Investment Properties
During the year ended December 31, 2016, the gain on sale of investment properties was $3.2 million, which is attributed to Highlands' sale of one net lease asset during 2016.
During the year ended December 31, 2015, the loss on sale of investment properties was $(0.2) million, which is attributed to the extinguishment of a mortgage obligation in connections with a net lease asset sold by Inventrust during 2015.
Loss on Extinguishment of Debt
During the year ended December 31, 2016, the loss on extinguishment of debt was $0.6 million, which is attributed to one net lease asset sold during 2016.
Interest Expense
Interest expense increased by 5.4 million to $33.1 million for the year ended December 31, 2016 from $27.8 million for the year ended December 31, 2015. This was primarily driven by loans subject to hyper-amortization and default interest rates in addition to the original interest rate on the AT&T-Hoffman Estates and Dulles Executive Plaza loans, as disclosed in Note 7 to the combined consolidated financial statements, and the accrual of interest on the unpaid hyper-amortization interest balance.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of December 31, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2017	20	1,717,814	$22,225	41.6%	34.8%	$12.94
2018	19	202,417	4,773	4.9%	7.5%	23.58
2019	21	232,103	3,043	5.6%	4.8%	13.11
2020	37	533,995	13,783	12.9%	21.6%	25.81
2021	34	517,654	10,737	12.5%	16.8%	20.74
2022	7	170,698	2,565	4.1%	4.0%	15.03
2023	5	49,984	1,295	1.2%	2.0%	25.91
2024	2	63,200	493	1.5%	0.8%	7.81
2025	8	41,830	592	1.0%	0.9%	14.15
2026	8	33,960	778	0.8%	1.2%	22.90
Month to Month	2	8,500	135	0.2%	0.2%	15.88
Thereafter	21	552,614	3,363	13.4%	5.3%	6.09
	184	4,124,769	$63,782	100.0%	100.0%	$15.46
As of December 31, 2016, the largest lease expiring in 2017 is at the AT&T-St. Louis asset, and accounts for approximately 26% of our annualized rent in the aggregate. Refer to the risk factors set forth under "Risk Factors - Risks Related to Our Business and Industry" and Note 10 to the combined consolidated financial statements. AT&T did not renew the lease on this property during the contractual renewal period.
For the year ended December 31, 2016, approximately 16% of the Company’s annualized rent in the aggregate was generated by the Company’s AT&T-Hoffman Estates asset. The term of the lease on the AT&T-Hoffman Estates property expired on August 15, 2016 and the property is no longer generating revenue for the Company. As of December 31, 2016, the property is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates by permitting the lender to foreclose on the property.

The following table represents renewed leases that commenced in the year ended December 31, 2016.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	9	26,260	$17.78	1.49
Renewals	18	454,761	$2.98	2.21
Total	27	481,021	$3.79	2.17
During the year ended December 31, 2016, 27 new leases and renewals commenced with gross leasable area totaling 481,021 square feet. The weighted average lease term for new and renewal leases was 1.49 and 2.21 years, respectively.
As of December 31, 2015, we had gross leasable area totaling 2,701,953 square feet set to expire in the first twelve months of 2016, of which 277,116 square feet, or 11 leases, were renewed. This achieved a retention rate of 10%. The renewed leases include a correctional facility in Haskell, Texas, which initially expired in May 2016. We reached a renewal agreement with this tenant to extend the lease on similar terms through March 2017.
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

Critical Accounting Policies
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes its determination.
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying combined consolidated balance sheets.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the asset and amounts due are considered collectible.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the asset ready for its intended use are in progress. Interest costs are also capitalized during such periods.
Assets Dispositions and Assets Held for Sale

The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective January 1, 2014. Beginning with the year ended December 31, 2014, all asset disposals have been included as a component of income from continuing operations unless they qualify as discontinued operations.
In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the combined consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.
There were no assets held for sale on the combined consolidated balance sheet as of December 31, 2016 and December 31, 2015.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Any anti-dilutive securities are excluded from the diluted earnings per-share calculation. EPS for periods preceding the Distribution is calculated using the opening count of outstanding shares at the Distribution.

Income Taxes
The Company intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
Prior to the Distribution the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which had elected to be taxed as a REIT and had operated in a manner intended to qualify as a REIT under the Internal Revenue code of 1986, as amended (the “Code”). As a QRS, the Company was disregarded as separate entity from InvenTrust for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company are currently treated for federal income tax purposes as those of InvenTrust.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), has operated in a manner intended to qualify to be taxed as a REIT. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT is was disregarded as a separate entity from InvenTrust for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for federal income tax purposes as those of the Company's.
Key Indicators of Operating Performance
We measure results of operations and the operating performance of our business by evaluating funds from operations (“FFO”). See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO.
Liquidity and Capital Resources
As of December 31, 2016, we had $57.1 million of cash and cash equivalents, and $7.0 million of restricted escrows.
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
As of December 31, 2016, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted cash and escrows. The loan on the Company's Dulles Executive Plaza asset, matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default, affecting the interest on the mortgage as disclosed under "Item 2. Properties - Mortgage Financing".

As of December 31, 2016, all rental payments for Sherman Plaza were being “swept” and held by the lender; however, the lender was remitting excess cash to the Company for its general use after the debt service payment has been paid. The mortgage debt for Sherman Plaza of $30.28 million was paid in full on February 1, 2017.
On October 1, 2016, the Company's AT&T-St. Louis asset went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan, totaling $2.65 million classified as restricted cash and escrows as of December 31, 2016. On March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable and affecting the interest on the mortgage as disclosed under "Item 2. Properties - Mortgage Financing". On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of December 31, 2016, AT&T-Hoffman Estates is unoccupied and the property is subject to foreclosure proceedings.
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
Borrowings
The table below presents, on a combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2016 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of December 31, 2016	Weighted average interest rate, fixed
2017	$212,738	10.71%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,315	5%
Thereafter	148,928	5.20%
Total	$381,981	8.27%
As of December 31, 2016 and December 31, 2015, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.
As of December 31, 2016, we had $212.7 million of mortgage debt maturing in 2017, and no mortgage debt is maturing in 2018. The amount maturing in 2017 represents two mortgages that matured in 2016 due to a default event as disclosed in the notes to the combined consolidated financial statements, and one mortgage with a maturity date in March 2017 that the Company paid in full on February 1, 2017.
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As further described under Liquidity and

Capital Resources, one of our mortgage loans is currently subject to foreclosure proceedings, and the lenders of certain other mortgage loans have exercised their rights with respect to cash generated by mortgaged assets.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Mortgage loans outstanding as of December 31, 2016 and December 31, 2015 were $382.0 million and $406.0 million and had a weighted average interest rate of 8.27% and 6.09% per annum, respectively. For the year ended December 31, 2016 and 2015, we had no additional borrowings secured by mortgages on our assets.
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32.9 million with InvenTrust. On March 25, 2016, the then outstanding principal balance of $15.1 million and accrued interest of $0.1 million was repaid in full. As of December 31, 2015, the balance of this note payable was $15.1 million.
On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300 million unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon the InvenTrust’s total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility, therefore, as of December 31, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the unsecured credit facility was $17.9 million and the interest rate was 1.59%.
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
Summary of Cash Flows
Comparison of the years ended December 31, 2016 and December 31, 2015

	(in thousands)
	For the Year ended December 31,
	2016	2015
Cash provided by operating activities	$38,245	$53,654
Cash provided by investing activities	28,284	1,971
Cash used in financing activities	(36,372)	(38,944)
Increase in cash and cash equivalents	30,157	16,681
Cash and cash equivalents, at beginning of period	26,972	10,291
Cash and cash equivalents, at end of period	$57,129	$26,972
Cash provided by operating activities was $38.2 million and $53.7 million for the years ended December 31, 2016 and 2015, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016 and the lack of occupancy at AT&T-Hoffman Estates. During the year ended December 31, 2016 cash used in restricted escrows was $3.7 million primarily from all net operating income at AT&T St. Louis being "swept" by the lender.
Cash provided by investing activities was $28.3 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively. The cash provided by proceeds from sale of investment properties, net was $30.6 million. During the year ended December 31, 2016, payments for capital expenditures were $1.5 million and payments for leasing fees were $0.8 million. In the year ended December 31, 2015, net cash provided by proceeds from sale of investment properties, was $7.9 million. Cash used in restricted escrows was $0.5 million primarily for lender required escrows, payments for capital expenditures were $4.1 million and payments for leasing fees were $2.3 million.

Cash used in financing activities was $36.4 million and $38.9 million for the year ended December 31, 2016 and 2015, respectively. Cash used in financing activities for the year ended December 31, 2016 was primarily related to principal payments on mortgage debt of $14.9 million and the payoff of a note payable and three mortgages of $50.7 million, with two of the mortgages being refinanced for proceeds of $26.5 million. Cash used in financing activities for the year ended December 31, 2015 was primarily due to principal payments of mortgage debt of $21.2 million, net distributions to Inventrust of $13.0 million and cash dividends paid of $4.6 million.
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
Distributions
For the years ended December 31, 2016 and 2015, other than distributions prior to the Distribution, no cash distributions were paid by Highlands.
On December 15, 2015, MB REIT, currently a subsidiary of Highlands REIT, Inc., became a “qualified REIT subsidiary” of InvenTrust and ceased to be treated as a REIT for U.S. federal income tax purposes. Prior to that time, MB REIT made distributions to its stockholders in order to qualify as a REIT. As of December 31, 2015, MB REIT had issued and outstanding 943,000 shares of common stock having a par value of $1.00 per share, 207,000 shares of 3.5% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and 125 shares of 12.5% Series B Cumulative Non-Voting Preferred Stock, $0.01 par value per share. For the year ended December 31, 2016 and 2015, $0 million and $4.6 million dividends, respectively were paid by MB REIT.
Contractual Obligations
The table below represents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest of $239.59 million)

		Payments due by period (in thousands)
	Total	Less than 1 year(a)	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$588,491	$246,346	$24,227	$41,384	$276,534
(a)Our AT&T-Hoffman Estates and Dulles Executive Plaza assets are currently in, or in danger of entering, foreclosure proceedings. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. See also “Risk Factors-Risks Related to Debt Financing-If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.” As such, the obligations reflected as due in less than one year include the balance of principal debt and accrued interest through December 31, 2017, for these loans. Refer to Note 7 of the combined consolidated financial statements for additional detail.
Inflation
A number of our leases contain provisions designed to partially mitigate any adverse impact of inflation. With respect to current economic conditions and governmental fiscal policy, inflation may become a greater risk. Our leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. By sharing these costs with our tenants, we may reduce our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.
Off-Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015 , we have no off-balance sheet arrangements.
Subsequent Events
On February 1, 2017 the Company paid off $30.28 million of principal mortgage debt on the Sherman Plaza retail asset, which was scheduled to mature in March 2017. The Company did not recognize any gain or loss on this transaction.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
Although all of our borrowings as of December 31, 2016 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interests rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. See to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings" for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of December 31, 2016, we did not have any variable rate loans outstanding.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Index
Item 8. Combined Consolidated Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	52
Combined Consolidated Financial Statements
Combined Consolidated Balance Sheets as of December 31, 2016 and 2015	53
Combined Consolidated Statements of Operations for the year ended December 31, 2016, 2015, and 2014	54
Combined Consolidated Statements of Equity for the year ended December 31, 2016, 2015, and 2014	55
Combined Consolidated Statements of Cash Flows for the year ended December 31, 2016, 2015, and 2014	56
Notes to Combined Consolidated Financial Statements	58
Real Estate and Accumulated Depreciation (Schedule III)	79
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes

See accompanying notes to the combined consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Highlands REIT, Inc.:

We have audited the accompanying combined consolidated balance sheets of Highlands REIT, Inc. and its Predecessors (the Company) as of December 31, 2016 and 2015, and the related combined consolidated statements of operations, equity, and cash flow for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the combined consolidated financial statements, we also have audited the financial statement schedule III. These combined consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements and financial statement schedule III based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands REIT, Inc. and its Predecessors as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic combined consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Chicago, Illinois
March 27, 2017

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Balance Sheets
(Dollar amounts in thousands, except per share amounts)

	As of December 31,
	2016	2015
Assets
Investment properties
Land	$121,027	$153,646
Building and other improvements	394,022	711,262
Construction in progress	530	—
Total	515,579	864,908
Less accumulated depreciation	(84,651)	(185,100)
Net investment properties	430,928	679,808
Cash and cash equivalents	57,129	26,972
Restricted cash and escrows	7,034	3,647
Accounts and rents receivable (net of allowance of $478 and $104)	9,997	12,554
Intangible assets, net	3,253	12,547
Deferred costs and other assets	4,213	3,626
Total assets	$512,554	$739,154
Liabilities
Debt, net	$380,240	$437,032
Accounts payable and accrued expenses	42,899	28,298
Intangible liabilities, net	3,831	5,074
Other liabilities	2,303	1,897
Total liabilities	$429,274	$472,301
Commitments and contingencies
Stockholder’s Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 864,890,967 shares issued and outstanding as of December 31, 2016	8,649	—
Additional paid in capital	1,405,677	1,534,018
Accumulated distributions in excess of net income (loss)	(1,331,046)	(1,267,165)
Total stockholders’ equity	83,280	266,853
Total liabilities and equity	$512,554	$739,154

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$79,942	$96,960	$104,218
Tenant recovery income	10,856	14,447	17,190
Other property income	666	430	739
Total revenues	$91,464	$111,837	$122,147
Expenses
Property operating expenses	10,628	10,721	15,443
Real estate taxes	10,739	10,303	12,379
Depreciation and amortization	27,303	36,212	37,235
General and administrative expenses	14,156	12,241	7,161
Business Manager Fee	—	—	423
Provision for asset impairment	61,582	—	15,640
Total expenses	$124,408	$69,477	$88,281
Operating (loss) income	$(32,944)	$42,360	$33,866
Interest income	7	1	5
Gain (loss) on sale of investment properties	3,191	(197)	(1,018)
Gain (loss) on extinguishment of debt	(635)	—	11,959
Other (loss) income	(113)	(11)	488
Interest expense	(33,146)	(27,757)	(32,681)
(Loss) income before income taxes	$(63,640)	$14,396	$12,619
Income tax expense	(241)	(51)	(64)
Net (loss) income from continuing operations	$(63,881)	$14,345	$12,555
Net income from discontinued operations	—	—	4,632
Net (loss) income	$(63,881)	$14,345	$17,187
Less: Net income attributable to non-controlling interests	—	(15)	(16)
Net (loss) income attributable to Company	$(63,881)	$14,330	$17,171
Net (loss) income per common share, basic and diluted	$(0.07)	$0.02	$0.02
Weighted average number of common shares outstanding, basic and diluted	864,654,841	862,014,421	862,014,421

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Statements of Equity
(Dollar amounts in thousands, except share amounts)
For the years ended December 31, 2016, 2015, and 2014

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Non- Controlling Interests	Total
	Shares	Amount
Balance at January 1, 2014			1,550,272	(1,160,703)	125	$389,694
Net Income (loss)				17,171	16	17,187
Dividends paid				(133,343)		(133,343)
Distributions to InvenTrust			(641,214)			(641,214)
Distributions to non-controlling interests					(16)	(16)
Contributions from InvenTrust			684,800			684,800
Balance at December 31, 2014			$1,593,858	$(1,276,875)	$125	$317,108

Net income			—	14,330	15	14,345
Dividends paid			—	(4,620)	—	(4,620)
Distributions to non-controlling interests			—	—	(15)	(15)
Preferred Stock Redemption			—	—	(125)	(125)
Distributions to InvenTrust			(155,332)	—	—	(155,332)
Contributions from InvenTrust			95,492	—	—	95,492
Balance at December 31, 2015			$1,534,018	$(1,267,165)	$—	$266,853

Net loss	—	—	—	(63,881)	—	(63,881)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	—	(69)
Share-based compensation	2,876,546	29	1,426	—	—	1,455
Distributions to InvenTrust	—	—	(129,853)	—	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	—	85,358
Balance at December 31, 2016	864,890,967	$8,649	$1,405,677	$(1,331,046)	$—	$83,280

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(63,881)	$14,345	$17,187
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,252	36,238	37,287
Amortization of above and below market leases, net	(825)	(435)	(263)
Amortization of debt discounts and financing costs	214	220	380
Straight-line rental income	558	2,265	2,012
(Gain) Loss on extinguishment of debt	635	—	(9,835)
(Gain) Loss on sale of investment properties, net	(3,191)	197	(4,576)
Provision for asset impairment	61,582	—	15,640
Non-cash stock-based compensation expense	2,642	—	—
Changes in assets and liabilities:
Restricted escrows and other assets	(3,678)	—	—
Accounts and rents receivable	(310)	(91)	437
Deferred costs and other assets	(762)	681	295
Accounts payable and accrued expenses	17,199	1,549	565
Other liabilities	810	(1,315)	(5,250)
Net cash flows provided by operating activities	$38,245	$53,654	$53,879
Cash flows from investing activities:
Capital expenditures and tenant improvements	(1,530)	(4,083)	(4,544)
Proceeds from sale of investment properties, net	30,577	7,860	118,471
Payment of leasing fees	(763)	(2,256)	(652)
Restricted escrows and other assets	—	450	660
Net cash flows provided by investing activities	$28,284	$1,971	$113,935
Cash flows from financing activities:
Distributions to InvenTrust	(63,206)	(100,766)	(641,214)
Contributions from InvenTrust	67,444	87,765	678,861
Proceeds from mortgage debt and note payable	26,500	—	32,908
Payoff of mortgage debt and note payable	(50,681)	—	(80,730)
Principal payments of mortgage debt	(14,893)	(21,183)	(19,999)
Payment of loan fees and deposits	(653)	—	(66)
Dividends paid	—	(4,620)	(133,343)
Distributions paid to non-controlling interests	—	(15)	(16)
Preferred Stock Redemption	—	(125)	—
Repurchase of common shares	(69)	—	—
Payment for tax withholding for share-based compensation	(814)	—	—
Net cash flows used in financing activities	$(36,372)	$(38,944)	$(163,599)
Net increase in cash and cash equivalents	30,157	16,681	4,215
Cash and cash equivalents, at beginning of year	26,972	10,291	6,076
Cash and cash equivalents, at end of year	$57,129	$26,972	$10,291

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,541	$24,394	$30,811
Supplemental schedule of non-cash investing and financing activities:
Mortgage assumed by buyers upon disposition of properties	$—	$—	$194,922
Change in allocation of InvenTrust unsecured credit facility	$(17,914)	$(7,779)	$(5,939)
Distribution of assets and liabilities of four and three assets, respectively, to InvenTrust, net	$66,647	$54,566	$—
Reduction in carryover basis in connection with separation from InvenTrust	$76,583	$—	$—

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

1. Organization
Highlands REIT, Inc. ("Highlands"), which was formed in December 2015, is a Maryland corporation with a portfolio of single- and multi-tenant office assets, industrial assets, retail assets, correctional facilities, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. ("InvenTrust" and formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the "Distribution"). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow it to qualify as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 4 and 13 for more details.
Prior to the Distribution, Highlands had not conducted any business as a separate company and had no material assets or liabilities. The operations assumed by Highlands from InvenTrust are presented as if the business was Highlands’ business for all historical periods presented in the accompanying combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records. Upon the Distribution, Highlands recorded the assets acquired and liabilities assumed based on InvenTrust's basis as of the date of the Distribution. Accordingly, Highlands recorded a reduction in the basis of investment properties of $76,583 with a corresponding adjustment to equity. The reduction in basis was related to an impairment loss that InvenTrust recorded upon the disposal of Highlands as part of the Distribution.
The accompanying combined consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries (collectively, the “Company”). Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7.
As of December 31, 2016, the Company owned 17 assets and four parcels of unimproved land. As of December 31, 2015, the Company owned 22 assets and four parcels of unimproved land.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

2. Summary of Significant Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Basis of Presentation
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust pursuant to the Distribution. Prior to the Distribution, the accompanying historical combined consolidated financial statements did not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that had been “carved out” of InvenTrust’s consolidated financial statements and reflected significant assumptions and allocations. The combined consolidated financial statements reflect the operations of certain assets and liabilities that had been historically held by InvenTrust, but which were specifically identifiable or attributable to the Company. Prior to the Distribution, the accompanying combined consolidated financial statements included allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. InvenTrust also allocated to the Company a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.
Prior to the Distribution, the combined consolidated financial statements included transactions in which ordinary course cash transactions were processed by InvenTrust due to InvenTrust’s centralized cash management process on behalf of the Company, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between the Company and InvenTrust. These ordinary course intercompany transactions are considered to be effectively settled at the time of the Company’s separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the combined consolidated statements of cash flow as a financing activity. For the period subsequent to the spin-off from InvenTrust, the consolidated financial statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP.
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes its determination.
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying combined consolidated balance sheets.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the asset and amounts due are considered collectible.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the asset ready for its intended use are in progress. Interest costs are also capitalized during such periods.
Assets Dispositions and Assets Held for Sale
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective January 1, 2014. Beginning with the year ended December 31, 2014, all asset disposals have been included as a component of income from continuing operations unless they qualify as discontinued operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the combined consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.
There were no assets held for sale on the combined consolidated balance sheet as of December 31, 2016 and December 31, 2015.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.
Restricted Cash and Escrows
Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $7,034 and $3,647 as of December 31, 2016 and 2015, respectively. There was no restricted cash balances at December 31, 2016 and 2015.
Share Based Compensation

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

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
Income Taxes
The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distributes at least 90% of its REIT taxable income (excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company has has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. Our ability to adopt is dependent on the completion of our analysis of information necessary to restate prior period financial statements, as the new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect of ASU 2016-02 on its combined consolidated financial statements and believes substantially all of our leases will continue to be classified as operating leases under the new standard.
Subsequent to our adoption of the new standard, common area maintenance provided in our real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with our real estate leases separately from revenues associated with common area maintenance. We are continuing to evaluate whether the variable payment provisions of the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of for our lease and non-lease revenue. In addition, due to the new standard's narrowed definition of initial direct costs, we expect to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact the new standard may have on our combined consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company adopted ASU 2015-03 effective as of January 1, 2016 with retrospective application to the Company's December 31, 2015 combined consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify debt issuance costs of approximately $1,938 as of December 31, 2015 from deferred costs and other assets in the combined consolidated balance sheets to a contra account as a deduction from debt in the combined consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Accounting, which requires that all excess tax benefits and tax deficiencies related to stock based compensation arrangements must be recognized in the income statement as they occur as opposed to the current guidance where excess tax benefits are recorded in equity. ASU 2016-09 also allows entities to make an accounting policy election to either continue to estimate forfeitures on stock based compensation arrangements or to account for forfeitures as they occur. ASU 2016-09 also allows an employer with statutory income tax withholding obligations to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company adopted ASU 2016-09 effective on April 1, 2016.
3. Disposed Assets
The Company sold one net lease asset during the year ended December 31, 2016 for an aggregate gross disposition price of $32,000. The table below reflects sales activity for the year ended December 31, 2016 for the one net lease asset included in continuing operations on the combined consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

Property	Date	Gross Disposition Price
AT&T - Cleveland	12/12/2016	$32,000
On February 19, 2016, the Company distributed the assets and liabilities associated with four retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the combined consolidated statements of cash flow for the year ended December 31, 2016.
The Company sold one net lease asset during the year ended December 31, 2015 for an aggregate gross disposition price of $8,200. The table below reflects the sales activity for the year ended December 31, 2015 for the one asset included in continuing operations on the combined consolidated statements of operations.

Property	Date	Gross Disposition Price
Citizens Manchester	7/9/2015	$8,200
On January 28, 2015, the Company distributed the assets and liabilities associated with three retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on disposal. The distribution is reflected as a non-cash distribution in the combined consolidated statements of cash flow for the year ended December 31, 2015.
The Company sold 29 net lease assets and two retail assets for the year ended December 31, 2014 for an aggregate disposition price of $330,100. The table below reflects sales activity for the year ended December 31, 2014 for four assets included in continuing operations on the combined consolidated statements of operations.

Property	Date	Gross Disposition Price
Hunting Bayou	2/19/2014	$10,300
Monadnock Marketplace	4/9/2014	$31,200
3801 S. Collins	7/31/2014	$10,500
Citizens - Plattsburgh	11/7/2014	$200
		$52,200
The table below reflects sales activity for the year ended December 31, 2014 for 27 net lease assets included in discontinued operation on the combined consolidated statements of operations. The disposition of these assets is reflective of a strategic shift by Inventrust, prior to the Distribution, to exit the net lease market.

Portfolio	Date	Gross Disposition Price
Net lease portfolio - 23 assets	2/21/2014	$219,400
Net lease portfolio - 4 assets	3/28/2014	$58,500
		$277,900

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

The table below reflects the operations in discontinued operations for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$4,089
Depreciation and amortization expense	—	—	44
Other expenses	—	—	938
Operating income from discontinued operations	—	—	3,107
Interest expense and other	—	—	(1,945)
Gain on sale of properties, net	—	—	5,594
Loss on extinguishment of debt	—	—	(2,124)
Net income from discontinued operations	$—	$—	$4,632
Net cash used in operating activities from the 27 assets included in discontinued operations was $251 for the year ended December 31, 2014. Net cash provided by investing activities from the 27 assets included in discontinued operations was $78,705 for the year ended December 31, 2014.
For the year ended December 31, 2016, the Company recorded a gain on the sale of investment properties of $3,191. For the years ended December 31, 2015 and 2014 the Company recorded a loss on the sale of investment properties of $197, and $1,018, respectively, in continuing operations.
There were no disposals that qualified as discontinued operations during the years ended December 31, 2016, and 2015, as such, disposals did not represent a strategic shift that would have a major affect on the Company. For the year ended December 31, 2014, 27 net lease assets were included in discontinued operations on the combined consolidated statements of operations.
4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the year ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
General and administrative expense allocation (a)	$3,324	$11,739	6,808
Transition services fees (b)	$96	$—	—
Business Manager Fee (c)	$—	$—	423

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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

(b)
In connection with the Distribution, the Company entered into the Transition Services Agreement with InvenTrust, under which InvenTrust agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. There was a flat monthly fee per service and all services provided in the agreement terminated by December 31, 2016.

(c)
During the year ended December 31, 2014, InvenTrust paid an annual business management fee to its external manager, Inland American Business Manager and Advisor, Inc. (the “Business Manager”) based on the average invested assets. The Company was allocated a portion of the business management fee based upon its percentage share of the average invested assets of InvenTrust for the year ended December 31, 2014. On March 12, 2014, InvenTrust entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. pursuant to which InvenTrust began the process of becoming entirely self-managed (collectively, the “Self-Management Transactions”). In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate its management agreement with the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, the Company was not allocated a business management fee since January 2014.

As of December 31, 2015, the Company was allocated a portion of InvenTrust's unsecured credit facility of $17,914. Subsequent to the Distribution, the Company is no longer allocated any portion of Inventrust's debt. In addition, as of December 31, 2016 and December 31, 2015, the Company had a note payable with InvenTrust of $0 and $15,062, respectively. Refer to Note 7 for additional detail.
5. Leases
Operating Leases
Minimum lease payments to be received under operating leases, assuming no expiring leases are renewed, are as follows:

For the Year Ended December 31,	Minimum Lease Payment
2017	54,206
2018	37,271
2019	34,431
2020	22,626
2021	16,800
Thereafter	31,072
Total	$196,406
The remaining lease terms range from one year to sixteen years. The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the combined consolidated statements of operations. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the combined consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

6. Intangible Assets
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2016 and 2015.

	Balance as of December 31,
	2016	2015
Intangible Assets:
Acquired in-place lease	$45,626	$96,284
Acquired above market lease	127	1,390
Accumulated amortization	(42,500)	(85,127)
Intangible assets, net	$3,253	$12,547
Intangible liabilities:
Acquired below market lease	8,106	11,025
Accumulated amortization	(4,275)	(5,951)
Intangible Liabilities, net	$3,831	$5,074
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to other revenues. Amortization pertaining to the above market lease costs was applied as a reduction to other property income. Amortization pertaining to the below market lease costs was applied as an increase to other property income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2016, 2015, and 2014.

	For the years ended December 31,
	2016	2015	2014
Amortization of:
Acquired above market lease	$(18)	$(127)	$(375)
Acquired below market lease	843	562	637
Net rental income increase	$825	$435	$263
Acquired in-place lease intangibles	$6,526	$7,492	$6,884
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total
Amortization of:
Acquired above market lease	(2)	(2)	(2)	(2)	(2)	(7)	(14)
Acquired below market lease	418	409	379	313	297	2,015	3,831
Net rental income increase	416	407	377	311	295	2,008	3,817
Acquired in-place lease intangibles	3,059	132	48	—	—	—	3,239

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

7. Debt
During the years ended December 31, 2016 and 2015, the following principal debt transactions occurred:

Balance at December 31, 2014	$487,825
Paydown of debt	(28,962)
Transfer of mortgages payable to Inventrust Properties	(19,893)
Balance at December 31, 2015	$438,970
New financings	26,500
Paydown of InvenTrust line of credit allocation	(17,914)
Paydown of debt	(65,575)
Balance at December 31, 2016	$381,981
Mortgages Payable
Mortgage loans outstanding as of December 31, 2016 and December 31, 2015, net of unamortized deferred financing costs, were $380,240 and $437,032, respectively, and had a weighted average interest rate of 8.27% and 6.09% per annum, respectively. Deferred financing costs, net, as of December 31, 2016 and December 31, 2015 were $1,741 and $1,938, respectively. As of December 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of December 31, 2016	Weighted average interest rate
2017	$212,738	10.71%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,315	5.25%
Thereafter	148,928	5.20%
Total	$381,981	8.27%
The amount maturing in 2017 represents three mortgage loans, two of which entered into default during 2016 related to our Dulles Executive Plaza and AT&T-Hoffman Estates assets, and the third mortgage loan with a principal balance of $30,275 relates to Sherman Plaza which was scheduled to mature in March 2017, however it was paid in full on February 1, 2017. The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2016 and December 31, 2015, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2016 and December 31, 2015, other than otherwise disclosed in this Note 7, the Company is in compliance with such covenants in all material respects. The loan on the Company's Dulles Executive Plaza asset matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. In addition, all rental payments, less certain expenses, for Dulles Executive Plaza are currently being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated is not available for general use of the Company and is classified as restricted cash and escrows. Furthermore, the $68,750 principal balance of the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

mortgage debt is subject to an additional 5.00% default interest rate as disclosed under "Item 2. Properties - Mortgage Financing."
For Sherman Plaza, prior to the payoff on February 1, 2017, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment has been paid.
On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the asset is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan, totaling $2,651 classified as restricted cash and escrows as of December 31, 2016. On March 15, 2017 the Company received notice that the loan for AT&T-St. Louis had been transferred to special servicing.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount is now due and payable and affecting the interest rate by subjecting the balance to an additional 5.00% default interest rate, as disclosed under "Item 2. Properties - Mortgage Financing." On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of December 31, 2016, AT&T-Hoffman Estates is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates of $113,713 by permitting the lender to foreclose on the property, which would result in a gain on the extinguishment of debt.
In January 2015, the assets and liabilities associated with three retail assets were distributed to InvenTrust. Two of these assets were encumbered by a mortgage. As part of the distribution of these assets to InvenTrust, the mortgage payables of $19,893 were also distributed at carrying value due to common control.
Unsecured credit facility
On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300,000 unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Based upon InvenTrust's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility; therefore, as of December 31, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the term loan was $17,914 and the interest rate was 1.59%.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

such time as demand was made, monthly in arrears, beginning on June 1, 2014 and continuing on the first day of each month thereafter until the note had been paid in full. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full. As of December 31, 2015, the balance of this note payable was $15,062.
8. Fair Value Measurements
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
Non-Recurring Measurements
During the year ended December 31, 2016, the Company identified certain assets which may have a reduction in the expected holding period, or a major tenant moving out or not renewing an expiring lease, which represented an impairment trigger, and recorded an impairment of investment properties of $61,582 on three net lease assets. The following table presents these assets measured at fair value on a nonrecurring basis for the year ended December 31, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
December 31, 2016
Investment Properties	—	—	$69,654	(a)	$69,654	$61,582

(a)
Represents the fair values of three net lease assets. The estimated fair value relating to the investment properties’ impairment analysis was based on 10-year discounted cash flow models. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates were 7.50% and discount rates ranging from 7.50% to 9.50% were utilized in the models and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

The Company did not have any assets measured at fair value on a nonrecurring basis as of December 31, 2015.
For the year ended December 31, 2015 the Company recognized no provision for asset impairment.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined consolidated financial statements as of December 31, 2016 and as of December 31, 2015.

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$381,981	$382,906	$405,994	$410,888
Unsecured credit facility	—	—	17,914	17,914
Note payable	—	—	15,062	15,062
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.35% and 4.52% per annum as of December 31, 2016 and December 31, 2015. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.09% to 4.93% and 3.99% to 4.99% as of December 31, 2016 and December 31, 2015, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distributes at least 90% of its REIT taxable income (excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

During the years ended December 31, 2016, 2015, and 2014 an income tax expense of $241, $51, and $64, respectively, was included on the combined consolidated statements of operations.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2016. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. The Company has no material interest or penalties relating to income taxes recognized in the combined consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 or in the combined consolidated balance sheets as of December 31, 2016 and 2015. As of December 31, 2016, MB REIT's 2015, 2014, and 2013 tax years remain subject to examination by U.S. and various state tax jurisdictions.
10. Segment Reporting
The Company currently has three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented in other.
For the year ended December 31, 2016, approximately 41% of the Company’s revenue from continuing operations was generated by three net lease assets leased to AT&T, Inc. During 2016, the mortgage loan associated with AT&T-Hoffman Estates went into maturity default, as disclosed in note 7. Approximately 16% of the Company’s revenue from continuing operations for the year ended December 31, 2016 was generated by the Company’s AT&T-Hoffman Estates asset. The term of the lease on the AT&T-Hoffman Estates asset expired on August 15, 2016 and the asset is no longer generating revenue for the Company. As of December 31, 2016, the asset is unoccupied. Approximately 18% of the Company’s revenue from continuing operations for the year ended December 31, 2016 was generated by the Company’s AT&T-St. Louis asset. The term of the lease on the AT&T-St. Louis asset is scheduled to expire on September 30, 2017 and the Company did not receive notice that the tenant intends to renew the lease during the contractual renewal period, which expired September 1, 2016. The Company does not expect AT&T to renew this lease. Approximately 7% of the Company’s revenue from continuing operations for the year ended December 31, 2016 was generated by the Company’s AT&T-Cleveland asset. The asset was sold in December 2016, as disclosed in Note 3.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

The following table summarizes net property operations income by segment for the year ended December 31, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$79,942	$49,298	$17,794	$12,850	$—
Tenant recovery income	10,856	2,974	7,330	552	—
Other property income	666	532	97	3	34
Total income	91,464	52,804	25,221	13,405	34
Operating expenses and real estate taxes	21,367	6,402	9,349	4,479	1,137
Net operating income (loss)	$70,097	$46,402	$15,872	$8,926	$(1,103)
Non-allocated expenses (a)	(41,459)
Other income and expenses (b)	(30,937)
Provision for asset impairment (c)	(61,582)
Net loss attributable to the Company	$(63,881)
Balance Sheet Data
Real estate assets, net (d)	$434,180	$155,288	$153,650	$93,611	$31,631
Non-segmented assets (e)	78,374
Total assets	512,554
Capital expenditures	$1,530	$—	$751	$775	$4

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other loss, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $61,582 related to three net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

The following table summarizes net property operations income by segment for the year ended December 31, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$96,960	$63,323	$24,275	$9,362	$—
Tenant recovery income	14,447	3,740	10,061	646	—
Other property income	430	37	261	98	34
Total income	111,837	67,100	34,597	10,106	34
Operating expenses and real estate taxes	21,024	3,877	12,726	3,205	1,216
Net operating income (loss)	$90,813	$63,223	$21,871	$6,901	$(1,182)
Non-allocated expenses (a)	(48,453)
Other income and expenses (b)	(28,015)
Net income	$14,345
Less: net income attributable to non-controlling interests	(15)
Net income attributable to Company	$14,330
Balance Sheet Data
Real estate assets, net (c)	$692,355	327,205	229,122	104,123	31,905
Non-segmented assets (d)	$46,799
Total assets	$739,154
Capital expenditures	$4,083	(364)	2,858	1,589	—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest and dividend income, loss on sale of investment property, interest expense, other loss, and income tax expense.

(c)	Real estate assets include intangible assets, net of amortization.

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

The following table summarizes net property operations income by segment for the year ended December 31, 2014.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	104,218	64,300	30,700	9,218	—
Tenant recovery income	17,190	3,188	13,361	641	—
Other property income	739	—	624	102	13
Total income	122,147	67,488	44,685	9,961	13
Operating expenses and real estate taxes	27,822	7,314	16,881	3,508	119
Net operating income (loss)	94,325	60,174	27,804	6,453	(106)
Non-allocated expenses (a)	(44,819)
Other income and expenses (b)	(21,311)
Provision for asset impairment (c)	(15,640)
Net income from continuing operations	12,555
Net income from discontinued operations	4,632
Less: net income attributable to non-controlling interests	(16)
Net income attributable to Company	17,171
Balance Sheet Data
Real estate assets, net (d)	804,903	355,795	310,547	106,656	31,905
Non-segmented assets (e)	36,991
Total assets	841,894
Capital expenditures	4,544	1,143	3,324	67	10

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee, and depreciation and amortization.

(b)	Other income and expenses consists of interest and dividend income, loss on sale of investment properties, gain on extinguishment of debt, interest expense, other income and income tax expense.

(c)	Provision for asset impairment relates to two net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

11. Earnings Per Share
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
The following table reconciles net (loss) income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income	$(63,881)	$14,345	$17,187
Less: Net income attributable to non-controlling interests	—	(15)	(16)
Net (loss) income attributable to Company	$(63,881)	$14,330	$17,171

Denominator:
Weighted average shares outstanding - basic and diluted	864,654,841	862,014,421	862,014,421

Basic and diluted (loss) income per share:
Net (loss) income per common share	$(0.07)	$0.02	$0.02
12. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. As of December 31, 2016, the Company had granted 5,138,889 shares of fully vested stock awards. Additionally, as of December 31, 2016 and pursuant to employment agreements with certain of its executive officers, the Company granted shares of an aggregate value of $1.1 million with a requisite service period ending no later than March 15, 2017. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At December 31, 2016, 34,944,444 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2016 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	—	—
Granted	8,055,556	$0.36
Vested	(5,138,889)	0.36
Forfeited	—	—
Balance at December 31, 2016	2,916,667	$0.36
The Company expects all of the non-vested awards for which the requisite service period has not been rendered to vest. The Company recognized stock-based compensation expense for the year ended December 31, 2016, of $2,642 related to the Incentive Award Plan. At December 31, 2016, there was approximately $258 of estimated unrecognized compensation

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

expense related to these awards, scheduled to be recognized through March 15, 2017. No stock-based compensation expense was recognized for years the ended December 31, 2015 and 2014. For the year ended December 31, 2016, the Company paid $814 related to tax withholding for share-based compensation.
13. Commitments and Contingencies
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
14. Subsequent Events
On February 1, 2017, the Company paid off $30.28 million of principal mortgage debt on the Sherman Plaza retail asset, which was scheduled to mature in March 2017. The Company did not recognize any gain or loss on this transaction.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Dollar amounts stated in thousands)
December 31, 2016

15. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2016 and 2015.

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total income	$26,597	$24,836	$20,356	$19,675
Total expenses	22,289	64,072	41,696	29,849
Net income (loss)	4,308	(39,236)	(21,340)	(7,613)
Net income attributable to non-controlling interests	—	—	—	—
Net (loss) income attributable to Company	4,308	(39,236)	(21,340)	(7,613)
Net (loss) income per common share, basic and diluted	$0.00	$(0.05)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (a)	862,014,421	863,975,978	864,890,967	864,890,967

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total income	$28,965	$27,454	$27,393	$28,025
Total expenses	25,540	24,031	24,077	23,843
Net income (loss)	3,425	3,423	3,316	4,182
Net (loss) income attributable to Company	3,417	3,423	3,308	4,183
Net (loss) income per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted (a)	862,014,421	862,014,421	862,014,421	862,014,421

(a)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in number of weighted common shares outstanding.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
BUCKHORN PLAZA	10,500	1,651	11,770	—	2,122	1,651	13,892	15,543	4,946	2006
Bloomsburg, PA
LINCOLN MALL	—	11,000	50,395	—	6,651	11,000	57,046	68,046	20,481	2006
Lincoln, RI
SHERMAN PLAZA	30,275	9,655	30,982	—	9,264	9,655	40,246	49,901	13,740	2006
Evanston, IL
STATE STREET MARKET	9,732	3,950	14,184	—	1,775	3,950	15,959	19,909	6,188	2006
Rockford, IL
THE MARKET AT HILLIARD	16,000	4,432	13,308	—	3,255	4,432	16,563	20,995	6,047	2005
Hilliard, OH
TRIANGLE CENTER	20,315	12,770	24,556	—	3,437	12,770	27,993	40,763	10,799	2005
Longview, WA
Net Lease
AT&T-Hoffman Estates	113,713	35,800	287,424	(27,481)	(258,713)	8,319	28,711	37,030	598	2007
Hoffman Estates, IL
AT&T - ST LOUIS	112,695	8,000	170,169	(5,901)	(145,673)	2,099	24,496	26,595	231	2007
St Louis, MO
CITIZENS (CFG) RHODE ISLAND		1,278	3,817	(702)	(2,947)	576	870	1,446	124	1970
Providence, RI
ATLAS - ST PAUL	—	3,890	10,093	—	—	3,890	10,093	13,983	3,267	2007
St. Paul, MN
ATLAS-NEW ULM	—	900	9,359	—	—	900	9,359	10,259	3,035	2007
New Ulm, MN
HASKELL-ROLLING PLAINS FACILITY	—	45	19,733	(45)	(19,733)	—	—	—	—	2008
Haskell, TX
HUDSON CORRECTIONAL FACILITY	—	1,382	—	(229)	51,229	1,153	51,229	52,382	1,386	2009
Hudson, CO

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-tenant office
TRIMBLE I	—	12,732	10,045	—	—	12,732	10,045	22,777	949	2013
San Jose, CA
DENVER HIGHLANDS	—	1,700	11,855	(192)	(4,960)	1,508	6,895	8,403	177	2006
Highlands Ranch, CO
BRIDGESIDE POINT OFFICE BLDG	—	1,525	28,609	—	834	1,525	29,443	30,968	11,291	2006
Pittsburgh, PA
DULLES EXECUTIVE PLAZA	68,750	15,500	96,083	(2,251)	(44,911)	13,249	51,172	64,421	1,389	2006
Herndon, VA
Other
IA ORLANDO SAND	—	19,388	—	—	—	19,388	—	19,388	—	2011
Orlando, FL
PALAZZO DEL LAGO	—	8,938	—	—	10	8,938	10	8,948	2	2010
Orlando, FL
RDU Land	—	1,220	—	(278)	—	942	—	942	—	2015
Raleigh, NC
NORTH POINTE PARK	—	2,350	—	—	—	2,350	—	2,350	—	2011
Hanahan, SC
Totals	$381,981	$158,106	$792,382	$(37,079)	$(398,360)	$121,027	$394,022	$515,049	$84,651

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

Notes to Schedule III:
The Company had $530 of assets included in construction in progress at December 31, 2016, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2016 for federal income tax purposes was approximately $718,516 (unaudited).

(A)	The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.

(B)	Adjustments to basis include provisions for asset impairments and costs capitalized subsequent to acquisitions.
(C)Reconciliation of real estate owned:

	2016	2015	2014
Balance at January 1	$864,908	$961,921	$948,903
Acquisitions and capital improvements	1,136	5,154	87,910
Dispositions and write-offs	(28,372)	(8,321)	(57,662)
Reduction in carryover basis in connection with separation from InvenTrust	(76,583)	—	—
Asset impairments	(157,748)	—	(17,230)
Assets transferred to Inventrust	(88,292)	(93,846)	—
Balance at December 31,	$515,049	$864,908	$961,921
(D)Reconciliation of accumulated depreciation:

	2016	2015	2014
Balance at January 1	$185,100	$180,027	$153,216
Depreciation expense, continuing operations	20,010	27,785	29,257
Assets transferred to Inventrust	(20,538)	(22,336)	—
Dispositions and write-offs	(3,756)	(376)	(857)
Asset impairments	(96,165)	—	(1,589)
Balance at December 31,	$84,651	$185,100	$180,027
(E)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment	5-15 years
Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15

(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2017 Annual Meeting of Stockholders- Record Date
On March 22, 2017, the Board established the close of business on March 30, 2017 as the record date for determining stockholders entitled to vote at our 2017 annual meeting of stockholders, to be held on May 19, 2017.  This was a change from the record date previously established by the Board as disclosed in our Current Report on Form 8-K filed on January 6, 2017.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
See Part I, “Executive Officers of the Registrant” of this annual report for information regarding the executive officers of the Company.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at Highlands REIT, Inc., attn Corporate Secretary, 332 S. Michigan Avenue, 9th Floor, Chicago, Illinois 60604.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2016.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	2,916,667	0.36	34,944,444
Equity compensation plans not approved by security holders	--	--	--
Total	2,916,667	0.36	34,944,444
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part VI.
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

a.	Financial Statements:

i.	Report of Independent Registered Public Accounting Firm

ii.	The consolidated financial statements of the Company are set forth in the report in Item 8.

b.	Financial Statement Schedules:

i.	Financial statement schedule for the year ended December 31, 2015 is submitted herewith.

ii.	Real Estate and Accumulated Depreciation (Schedule III)

c.	Exhibits:

i.	The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

a.	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules
All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
Item 16. Form 10-K Summary
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HIGHLANDS REIT, INC.
By: /s/ Richard Vance
Name:     Richard Vance
Title:     President and Chief Executive Officer
(Principal Executive Officer)
Date:    March 27, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2017
Richard Vance
/s/ Joseph Giannini	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2017
Joseph Giannini
/s/ R. David Turner	Director and Chairman	March 27, 2017
R. David Turner
/s/ Paul Melkus	Director	March 27, 2017
Paul Melkus

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2017)

3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2017)

10.2
Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2017)

10.3#
Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

10.3#
Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)

10.4#
First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.5#
Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.6#
Executive Employment Agreement between Highlands REIT, Inc. and Richard Vance, dated April 14, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.7#
Executive Employment Agreement between Highlands REIT, Inc. and Robert J. Lange, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016)

10.8#
Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)

10.9#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.10#
Change in Control Severance Agreement between Highlands REIT, Inc. and Joseph Giannini, dated as of August 9, 2016 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT NO.	DESCRIPTION
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Annual Report on Form 10-K.

#	Management contract or compensatory plan or arrangement.