Form 10-Q
period 2017-03-31
Highlands REIT, Inc.
filed 2017-05-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☑
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 11, 2017, there were 868,137,867 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016
(Dollar amounts in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$121,027	$121,027
Building and other improvements	393,988	394,022
Construction in progress	723	530
Total	515,738	515,579
Less accumulated depreciation	(88,540)	(84,651)
Net investment properties	427,198	430,928
Cash and cash equivalents	28,336	57,129
Restricted cash and escrows	7,372	7,034
Accounts and rents receivable (net of allowance of $254 and $126)	10,184	9,997
Intangible assets, net	1,897	3,253
Deferred costs and other assets	4,851	4,213
Total assets	$479,839	$512,554
Liabilities
Debt, net	$348,076	$380,240
Accounts payable and accrued expenses	48,492	42,899
Intangible liabilities, net	3,726	3,831
Other liabilities	2,387	2,303
Total liabilities	$402,682	$429,274
Commitments and contingencies
Stockholder’s Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 868,137,867 shares issued and outstanding as of March 31, 2017 and 864,890,967 shares issued and outstanding as of December 31, 2016	8,681	8,649
Additional paid in capital	1,406,362	1,405,677
Accumulated distributions in excess of net income	(1,337,886)	(1,331,046)
Total stockholder’s equity	77,157	83,280
Total liabilities and stockholder’s equity	$479,839	$512,554

See accompanying notes to the condensed combined consolidated financial statements.

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Operations
(Dollar amounts in thousands, except share and per share amounts)
For the three months ended March 31, 2017 and 2016
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$14,763	$23,425
Tenant recovery income	1,583	2,951
Other property income	489	221
Total revenues	$16,835	$26,597
Expenses
Property operating expenses	3,186	2,203
Real estate taxes	3,461	2,425
Depreciation and amortization	5,624	8,233
General and administrative expenses	4,078	2,877
Total expenses	$16,349	$15,738
Operating income	$486	$10,859
Interest income	40	—
Loss on sale of investment properties	(3)	—
Other income (loss)	3	(2)
Interest expense	(7,365)	(6,545)
(Loss) income before income taxes	$(6,838)	$4,312
Income tax expense	(2)	(4)
Net (loss) income	$(6,840)	$4,308
Net (loss) income per common share, basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	865,591,047	862,014,421

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Equity
(Dollar amounts in thousands except share amounts)
For the three months ended March 31, 2017 and 2016
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net loss	—	—	—	(6,840)	(6,840)
Share-based compensation	3,246,900	32	685		717
Balance at March 31, 2017	868,137,867	$8,681	$1,406,362	$(1,337,886)	$77,157

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2016	—	$—	$1,534,018	$(1,267,165)	$266,853
Net income	—	—	—	4,308	4,308
Distributions to InvenTrust	—	—	(86,365)	—	(86,365)
Contributions from InvenTrust	—	—	4,761	—	4,761
Balance at March 31, 2016	—	$—	$1,452,414	$(1,262,857)	$189,557

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the three months ended March 31, 2017 and 2016
(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(6,840)	$4,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,552	8,241
Amortization of above and below market leases, net	(105)	(121)
Amortization of debt discounts and financing costs	37	54
Straight-line rental income	(451)	858
Loss on sale of investment properties, net	3	—
Non-cash stock-based compensation expense	1,338	—
Changes in assets and liabilities:
Restricted escrows	(2,106)	(807)
Accounts and rents receivable	264	(525)
Deferred costs and other assets	(842)	(1,581)
Accounts payable and accrued expenses	5,963	(344)
Other liabilities	84	721
Net cash flows provided by operating activities	$2,897	$10,804
Cash flows from investing activities:
Capital expenditures and tenant improvements	(83)	(31)
Investment in development	(180)	—
Payment of leasing fees	—	(44)
Restricted escrows and other assets	(65)	—
Net cash flows used in investing activities	$(328)	$(75)
Cash flows from financing activities:
Restricted Escrows	1,833	—
Distributions to InvenTrust	—	(19,718)
Contributions from InvenTrust	—	20,195
Payoff of mortgage and note payable	(30,273)	(15,062)
Principal payments of mortgage debt	(1,993)	(5,235)
Payment of loan fees and deposits	65	—
Payment for tax withholding for share-based compensation	(994)	—
Net cash flows used in financing activities	$(31,362)	$(19,820)
Net decrease in cash and cash equivalents	(28,793)	(9,091)
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$28,336	$17,881

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the three months ended March 31, 2017 and 2016
(unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $9 and $0, respectively	$2,407	$7,125
Supplemental schedule of non-cash investing and financing activities:
Change in allocation of InvenTrust unsecured credit facility	$—	$15,434
Distribution of assets and liabilities of four and three assets, respectively, to InvenTrust, net	$—	$66,647

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

The accompanying Condensed Combined Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited Combined Consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2016, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 27, 2017, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
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
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the "Common Stock"), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the "Distribution"). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow it to qualify as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 4 and 11 for more details.
Prior to the Distribution, Highlands had not conducted any business as a separate company and had no material assets or liabilities. The operations transferred to Highlands by InvenTrust are presented as if the transferred business was Highlands’ business for all historical periods presented in the accompanying condensed combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records. Upon the Distribution, Highlands recorded the assets acquired and liabilities assumed based on InvenTrust's basis as of the date of the Distribution. Accordingly, Highlands recorded a reduction in the basis of investment properties of $76,583 at the time of the Distribution. The reduction in basis was related to an impairment loss that InvenTrust recorded upon the disposal of Highlands as part of the Distribution.
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
As of March 31, 2017 and December 31, 2016, the Company owned 17 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three months ended March 31, 2017 and 2016.
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

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 27, 2017 (the "Annual Report"), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed combined consolidated financial statements.
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

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that ASU No. 2014-09 will have on its combined consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The Company intends to adopt the new standard on its effective date.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. The Company intends to adopt the new standard on its effective date. The Company is currently evaluating the effect of ASU 2016-02 on its combined consolidated financial statements and believes substantially all of our leases will continue to be classified as operating leases under the new standard. Subsequent to our adoption of the new standard, common area maintenance provided in our real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with our real estate leases separately from revenues associated with common area maintenance. We are continuing to evaluate whether the variable payment provisions of the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of for our lease and non-lease revenue. In addition, due to the new standard's narrowed definition of initial direct costs, we expect to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect that the adoption of this ASU will have a material impact on our combined consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect that the adoption of this ASU will have a material impact on our combined consolidated financial statements.
Recently Adopted Accounting Pronouncements
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
3. Disposed Assets
During the three months ended March 31, 2017 and 2016, the Company did not sell any assets.
On February 19, 2016, the Company distributed the assets and liabilities associated with four retail assets to InvenTrust. The distribution was recorded at carrying value due to common control, and the Company did not realize any gain or loss on

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

disposal. The distribution is reflected as a non-cash distribution in the condensed combined consolidated statements of cash flow for the three months ended March 31, 2016.
There were no assets that qualified as discontinued operations during the three months ended March 31, 2017 and 2016.
4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
General and administrative expense allocation (a)	$—	$2,748

(a)
Prior to the Distribution, general and administrative expense includes allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust, which was based upon the Company’s percentage share of the average invested assets of InvenTrust. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. The Company believes that using average invested assets to allocate costs is a reasonable reflection of the services and other benefits received by the Company and complies with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material. Subsequent to the Distribution, the Company was not allocated any costs by InvenTrust.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

5. Debt
Mortgages Payable
Mortgage loans outstanding as of March 31, 2017 and December 31, 2016 were $349,713 and $381,981, respectively, and had a weighted average interest rate of 8.52% and 8.27% per annum, respectively. Deferred financing costs, net, as of March 31, 2017 and December 31, 2016 were $1,637 and $1,741, respectively. As of March 31, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of March 31, 2017	Weighted average interest rate
2017	$182,463	11.56%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,201	5.25%
Thereafter	147,049	5.20%
Total	$349,713	8.52%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2017 and December 31, 2016, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries' mortgage loans. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2017 and December 31, 2016, other than otherwise disclosed in this Note 5, the Company is in compliance with such covenants in all material respects.
The amount maturing in 2017 represents two mortgage loans related to our Dulles Executive Plaza and AT&T-Hoffman Estates assets, both of which entered into default during 2016. The loan on the Company's Dulles Executive Plaza asset matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that the loan went into maturity default. On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the $68,750 non‐recourse debt was fully extinguished. The Company will recognize a gain upon debt extinguishment. The property is no longer owned by an affiliate of Highlands, and Highlands has no rights to lease, manage or otherwise administer the operations of this property going forward. Prior to the conveyance, the lender had triggered full cash management whereby neither the property owner nor the property manager collected any rents or other revenues, but only administered payment of operating expenses.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default has occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable. On August 19, 2016, C-III Asset Management, LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of March 31, 2017, AT&T-Hoffman Estates is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates of $113,810 by permitting the lender to foreclose on the property, which would result in a gain on the extinguishment of debt. On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, the sale of which is subject to court confirmation.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.
On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the asset is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of the asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property.
Note Payable
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32,908 with InvenTrust, which matured on demand. The note payable was non-amortizing with an interest rate of 8.50%. Such interest was payable on demand or, until such time as demand was made, monthly in arrears, beginning on June 1, 2014 and continuing on the first day of each month thereafter until the note had been paid in full. On March 25, 2016, the outstanding principal balance of $15,062 and accrued interest of $89 was repaid in full.
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
March 31, 2017

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of March 31, 2017.

	March 31, 2017
	Carrying Value	Estimated Fair Value
Mortgages payable	$349,713	$174,023
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.43% per annum as of March 31, 2017. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.10% to 4.89%  as of March 31, 2017. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral.The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2017 and 2016, an income tax expense of $2 and $4, respectively, was included on the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

8. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented in Other.
Approximately 24.1% of the Company’s revenue from continuing operations for the three months ended March 31, 2017 was generated by the Company’s AT&T-St. Louis net lease asset. The term of the lease on the AT&T-St. Louis asset is scheduled to expire on September 30, 2017 and the Company does not expect the tenant to renew the lease.
The following table summarizes net property operations income by segment for the three months ended March 31, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$14,763	$7,563	$4,120	$3,080	$—
Tenant recovery income	1,583	88	1,516	(64)	44
Other property income	489	8	394	82	4
Total income	16,835	7,659	6,030	3,098	48
Operating expenses	6,647	2,565	2,221	1,401	460
Net operating income (loss)	$10,188	$5,094	$3,809	$1,697	$(412)
Non-allocated expenses (a)	(9,701)
Other income and expenses (b)	(7,327)
Net income from continuing operations	$(6,840)
Balance Sheet Data
Real estate assets, net (c)	$429,095	$133,017	$151,857	$112,589	$31,633
Non-segmented assets (d)	50,744
Total assets	479,839
Capital expenditures	$263	$—	$(33)	$294	$3

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense, loss on sale of investment properties, and income tax expense.

(c)	Real estate assets include intangible assets, net of amortization.

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

The following table summarizes net property operations income by segment for the three months ended March 31, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$23,425	$14,621	$5,199	$3,605	$—
Tenant recovery income	2,951	849	1,843	260	—
Other property income	221	134	70	11	6
Total income	26,597	15,604	7,112	3,876	6
Operating expenses	4,628	970	2,611	907	140
Net operating income (loss)	$21,969	$14,634	$4,501	$2,969	$(134)
Non-allocated expenses (a)	(11,110)
Other income and expenses (b)	(6,551)
Net income	$4,308

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of loss on sale of investment properties, other income, interest expense and income tax expense.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

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
The following table reconciles net (loss) income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income	$(6,840)	$4,308

Denominator:
Weighted average shares outstanding - basic and diluted	865,591,047	862,014,421

Basic and diluted (loss) income per share:
Net (loss) income per common share	$(0.01)	$0.00

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

10. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. As of December 31, 2016, pursuant to employment agreements with certain of its executive officers, the Company had granted 2,916,667 shares with an aggregate value of $1,050 based on an estimated fair value per share of $0.36 with a requisite service period ending no later than March 15, 2017. During three months ended March 31, 2017, the Company granted 4,857,143 fully vested shares with an aggregate value of $1,700 based on a estimated fair value per share of $0.35 in satisfaction of the aforementioned employment agreements and, under the guidance of Accounting Standards Codification 718, such stock awards were treated as a modification of the terms of the original awards for two of the Company's executive officers, resulting in an incremental increase in compensation expense of $650 and an incremental increase in the number of shares granted of 1,940,476 shares. In addition, during the three months ended March 31, 2017, the Company granted 1,228,571 fully vested shares with an aggregate value of $430 based on an estimated fair value per share of $0.35 to certain of its executive officers and employees. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At March 31, 2017, 31,775,397 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity for the three months ended March 31, 2017, is as follows:

Non-Vested stock awards	Stock Awards (#)	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,916,667	0.36
Granted	3,169,047	0.35
Vested	(6,085,714)	0.35
Forfeited	—	—
Balance at March 31, 2017	—	$—
For the three months ended March 31, 2017, the Company recognized stock-based compensation expense of $1,338 related to the Incentive Award Plan. No stock-based compensation expense was recognized for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company paid $994 related to tax withholding for share-based compensation.
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

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
March 31, 2017

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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company, its subsidiaries and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to failure by InvenTrust or MB REIT (Florida), Inc., a subsidiary of the Company, to qualify as a REIT for any taxable year ending on or before December 31, 2016.
12. Subsequent Events
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the $68,750 non-recourse Commercial Mortgage-Backed Security ("CMBS") debt was fully extinguished. The Company will recognize a gain upon debt extinguishment. The property is no longer owned by an affiliate of Highlands, and Highlands has no rights to lease, manage or otherwise administer the operations of this property going forward.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, the sale of which is subject to court confirmation.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; the business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; the outcomes and projected length of the foreclosure proceedings currently pending relating to our assets; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

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
As of March 31, 2017, our portfolio of assets consisted of six office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. References to the "Company," "we" or "us" are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
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
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our condensed combined consolidated financial statements for the three months ended March 31, 2017 and 2016.
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

Results of Operations
Comparison of the three months ended March 31, 2017 and 2016
Key performance indicators are as follows:

	As of March 31,
	2017	2016
Economic occupancy (a)	63.9%	95.2%
Rent per square foot (b)	$13.95	$14.16

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

The decrease in occupancy is due to the lack of occupancy at the AT&T-Hoffman Estates asset and a multi-tenant office assets, as well as the transition of two assets that transitioned to partially occupied Multi-Tenant Offices in 2016, from 100% occupied Net Lease assets in 2015.
Condensed Combined Consolidated Results of Operations

	(in thousands)
	For the Three months ended March 31,
	2017	2016	Decrease
Net (loss) income	$(6,840)	$4,308	$(11,148)
Net income decreased by $11.1 million to a net loss of $6.8 million for the three months ended March 31, 2017 from net income $4.3 million for the three months ended March 31, 2016, primarily as a result of the distribution of four retail assets to InvenTrust during the first quarter of 2016, the disposition of the AT&T-Cleveland asset in December of 2016, as well as a decrease in revenue associated with the AT&T-Hoffman Estates asset and one multi-tenant office asset being unoccupied during 2017, while being 100% occupied for the three months ended March 31, 2016.
Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,		Increase
	2017	2016	(Decrease)	Variance
Income:
Rental income	$14,763	$23,425	$(8,662)	(37.0)%
Tenant recovery income	1,583	2,951	(1,368)	(46.4)%
Other property income	489	221	268	121.3%
Operating Expenses:
Property operating expenses	3,186	2,203	983	44.6%
Real estate taxes	3,461	2,425	1,036	42.7%
Depreciation and amortization	5,624	8,233	(2,609)	(31.7)%
General and administrative expenses	4,078	2,877	1,201	41.7%
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
There was a decrease in property income for the three months ended March 31, 2017 compared to 2016. Total property income decreased by $9.8 million in the three months ended March 31, 2017 compared to the same period in 2016 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and the sale of the AT&T-Cleveland asset during the fourth quarter of 2016. The decrease in occupancy at AT&T-Hoffman Estates and two assets that were operated as net lease assets during the three months ended March 31, 2016, but as multi-tenant offices during the three months ended March 31, 2017, caused property operating expenses to increase $1.0 million, or 44.6%, when comparing the three months ended March 31, 2017, to the same period in 2016.
Real Estate Taxes
Real estate taxes increased $1.0 million for the three months ended March 31, 2017 compared to the same period in 2016 as a result of taxes at the now unoccupied AT&T-Hoffman Estates, which were previously paid by the tenant under the terms of the lease agreement.
Depreciation and Amortization
Depreciation and amortization decreased by $2.6 million for the three months ended March 31, 2017 compared to the same period in 2016 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016, the sale of the AT&T-Cleveland asset during the fourth quarter of 2016, the decrease in asset basis related to the reduction in carrying value of investment properties in connection with our separation from InvenTrust and asset impairment charges recorded during 2016.
General Administrative Expenses
General and administrative expenses increased by $1.2 million to $4.1 million for the three months ended March 31, 2017 from $2.9 million for the three months ended March 31, 2016. The increase was the result of an increase in corporate general and administrative expense primarily related to additional expenses incurred as a result of our operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the three months ended March 31, 2017. During the three months ended March 31, 2016, we were allocated certain corporate services and other expenses by InvenTrust based upon our percentage share of the average invested assets of InvenTrust. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services.
Non-Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,		Increase
	2017	2016	(Decrease)	Variance
Non-operating income and expenses:
Loss on sale of investment properties	(3)	—	3	—%
Other income (loss)	3	(2)	(5)	250.0%
Interest expense	(7,365)	(6,545)	820	(12.5)%

Loss on Sale of Investment Properties
During the three months ended March 31, 2017, the loss on sale of investment properties was $3, which is attributed to one net lease asset sold during 2016.
There was no loss on the sale of investment properties during the three months ended March 31, 2016.
Interest Expense
Interest expense increased to $7.4 million for the three months ended March 31, 2017 from $6.5 million for the three months ended March 31, 2016. This was primarily driven by an increase in default interest on the loans in respect of the AT&T-Hoffman Estates and Dulles Executive Plaza assets, which was partially offset by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $348.1 million as of March 31, 2017 from $432.2 million as of March 31, 2016.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of March 31, 2017:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2017	19	1,558,930	$19,954	39.3%	32.4%	$12.80
2018	18	195,341	4,542	4.9%	7.4%	23.25
2019	20	231,318	3,043	5.8%	4.9%	13.16
2020	37	533,995	13,783	13.5%	22.4%	25.81
2021	35	520,720	10,817	13.1%	17.6%	20.77
2022	7	170,698	2,489	4.3%	4.0%	14.58
2023	5	49,984	1,295	1.3%	2.1%	25.91
2024	2	63,200	493	1.6%	0.8%	7.80
2025	8	41,830	592	1.1%	1.0%	14.15
2026	8	33,960	778	0.9%	1.3%	22.91
Month to Month	2	8,500	135	0.2%	0.2%	15.88
Thereafter	21	560,614	3,574	14.1%	5.8%	6.38
	182	3,969,090	$61,495	100.0%	100.0%	$15.49
The lease for AT&T-St. Louis, scheduled to expire on September 30, 2017, accounts for approximately 29% of our annualized rent in the aggregate, and 24% of our income for the three months ended March 31, 2017. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of this asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property. The Company does not expect the tenant to renew the lease. Refer to the risk factors set forth under "Risk Factors - Risks Related to Our Business and Industry" included in our Annual Report on Form 10-K for additional information.
The following table represents renewed leases that commenced in the three months ended March 31, 2017.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—
Renewals	2	161,316	$14.25	0.31
Total	2	161,316	$14.25	0.31
During the three months ended March 31, 2017, two lease renewals commenced with gross leasable area totaling 161,316 square feet. The weighted average lease term for the renewals was 0.31 years. Of the lease renewals, 156,316 of the gross leasable area relates to a correctional facility in Haskell, Texas, which was formerly renewed to expire in January 2017. The renewal agreement with this tenant extended the lease on similar terms through March 15, 2017, and has expired. The tenant has elected to not further extend the lease.

Liquidity and Capital Resources
As of March 31, 2017, we had $28.3 million of cash and cash equivalents, and $7.4 million of restricted escrows.
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
As of March 31, 2017, all rental payments, less certain expenses, for Dulles Executive Plaza were being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated by the property was not available for general use of the Company and was classified as restricted. The debt on the Company's Dulles - Executive Plaza asset, matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. The debt was satisfied by transferring the property to our lenders via a deed of assumption, as referenced in Note 12.
The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.
On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of this asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable. On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  As of March 31, 2017, AT&T-Hoffman Estates is unoccupied. The Company intends to satisfy its mortgage obligations for AT&T-Hoffman Estates by permitting the lender to foreclose on the property. On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, the sale of which is subject to court confirmation.
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

Borrowings
The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2017 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of March 31, 2017	Weighted average interest rate, fixed
2017	$182,463	11.56%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,201	5.25%
Thereafter	147,049	5.20%
Total	$349,713	8.52%
As of March 31, 2017 and December 31, 2016, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property owning subsidiaries' mortgage loans.
As of March 31, 2017, we had $182.5 million of mortgage debt maturing through the remainder of 2017, and no mortgage debt maturing in 2018. The amount maturing in 2017 represents the debt on the Company's AT&T-Hoffman Estates and Dulles Executive Plaza assets, as further described under Liquidity and Capital Resources. The debt for the Dulles Executive Plaza asset was satisfied by transferring the property to our lenders via deed of assumption on April 10, 2017. Please refer to Note 12 for additional information.
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
Mortgage loans outstanding as of March 31, 2017 and December 31, 2016 were $349.7 million and $382.0 million, respectively, and had a weighted average interest rate of 8.52% and 8.27% per annum, respectively. For the three months ended March 31, 2017 and 2016, we had no additional borrowings secured by mortgages on our assets.
On May 1, 2014, a subsidiary of the Company entered into a note payable in the amount of $32.9 million with InvenTrust. On March 25, 2016, the outstanding principal balance of $15.1 million and accrued interest of $0.1 million was repaid in full.

Summary of Cash Flows
Comparison of the three months ended March 31, 2017 and March 31, 2016

	(in thousands)
	For the Three months ended March 31,
	2017	2016
Cash provided by operating activities	$2,897	$10,804
Cash used in investing activities	(328)	(75)
Cash used in financing activities	(31,362)	(19,820)
Decrease in cash and cash equivalents	(28,793)	(9,091)
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$28,336	$17,881
Cash provided by operating activities was $2.9 million and $10.8 million for the three months ended March 31, 2017 and 2016, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016 and the sale of the AT&T-Cleveland asset during the fourth quarter of 2016.
Cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The cash used by investing activities is primarily related to capital expenditures and investment in real estate under development.
Cash used in financing activities was $31.4 million and $19.8 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities for the three months ended March 31, 2017 was primarily related to the payoff of mortgage debt on a retail asset of $30.3 million. Cash used in financing activities for the three months ended March 31, 2016 was primarily due to principal payments of mortgage debt of $5.2 million, and the payoff of a note payable of $15.1 million.
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
Distributions
For the three months ended March 31, 2017 and 2016, other than distributions prior to the Distribution, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we have no off-balance sheet arrangements.

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

	As of
	March 31, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$479,839	$512,554
Debt, net	348,076	380,240

	Three Months Ended March 31,
	2017	2016
Operating Data:
Total revenues	$16,835	$26,597
Net (loss) income	$(6,840)	$4,308
Supplemental Measures:
Funds from operations (a)	$(1,285)	$12,549
Cash Flow Data:
Net cash flows provided by operating activities	$2,897	$10,804
Net cash flows used in investing activities	$(328)	$(75)
Net cash flows used in financing activities	$(31,362)	$(19,820)

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

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(6,840)	$4,308
Depreciation and amortization related to investment properties	5,552	8,241
Loss on sale of investment properties, net	3	—
Funds from operations	$(1,285)	$12,549
FFO does not reflect a reduction for funds withheld by lenders (and therefore not available to the Company) because the Company still has rights to such funds even though they are subject to the terms of "cash trap," "cash sweep," or "hyper amortization" under the loan agreements with lenders. As of March 31, 2017, all rental payments, less certain expenses, for Dulles Executive Plaza were being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated by that asset was not available for general use of the Company and was classified as restricted. On October 1, 2016, the Company's AT&T-St. Louis property went into "cash trap." All income from the property is being "swept" by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of the asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property.
For the three months ended March 31, 2017, cash amounts withheld by lenders used to pay debt service and other charges (and therefore unavailable to the Company) because of these restrictions amounted to $4.19 million for AT&T-St. Louis.
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization of mark to market debt discounts and financing costs	$37	$54
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
Subsequent Events
On April 10, 2017 the Company conveyed its Dulles Executive Plaza property to its lenders via a deed of assumption and the $68,750 non-recourse Commercial Mortgage-Backed Security debt was fully extinguished. The Company will recognize a gain upon debt extinguishment. The property is no longer owned by an affiliate of Highlands, and Highlands has no rights to lease, manage or otherwise administer the operations of this property going forward.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, the sale of which is subject to court confirmation.

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
Although all of our borrowings as of March 31, 2017 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interests rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of March 31, 2017, we did not have any variable rate loans outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Our AT&T-Hoffman Estates asset is currently in foreclosure proceedings. In addition, with respect to our AT&T-St. Louis asset, we are currently in discussions with the special servicer regarding the future of this asset and we intend to satisfy our mortgage obligations by permitting the lender to foreclose on the property. Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above for additional information. We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any other legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K (File No. 000-55580) under the heading "Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highlands REIT, Inc.

Date:	May 12, 2017	By:	/s/ Richard Vance

Richard Vance
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2017	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT NO.	DESCRIPTION
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