Form 10-Q
period 2017-06-30
Highlands REIT, Inc.
filed 2017-08-11
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 868,423,581 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016
(Dollar amounts in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$99,170	$121,027
Building and other improvements	313,380	394,022
Construction in progress	1,682	530
Total	414,232	515,579
Less accumulated depreciation	(88,435)	(84,651)
Net investment properties	325,797	430,928
Cash and cash equivalents	29,862	57,129
Restricted cash and escrows	5,235	7,034
Accounts and rents receivable (net of allowance of $613 and $478)	5,971	9,997
Intangible assets, net	563	3,253
Deferred costs and other assets	3,935	4,213
Total assets	$371,363	$512,554
Liabilities
Debt, net	$163,492	$380,240
Accounts payable and accrued expenses	10,213	42,899
Intangible liabilities, net	3,622	3,831
Other liabilities	1,372	2,303
Total liabilities	$178,699	$429,274
Commitments and contingencies (Note 11)
Stockholder’s Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 868,423,581 shares issued and outstanding as of June 30, 2017 and 864,890,967 shares issued and outstanding as of December 31, 2016	8,684	8,649
Additional paid in capital	1,406,460	1,405,677
Accumulated distributions in excess of net income	(1,222,480)	(1,331,046)
Total stockholder’s equity	192,664	83,280
Total liabilities and stockholder’s equity	$371,363	$512,554

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Operations
(Dollar amounts in thousands, except share and per share amounts)
For the three and six months ended June 30, 2017 and 2016
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$12,596	$22,290	$27,359	$45,716
Tenant recovery income	2,084	2,485	3,667	5,436
Other property income	204	60	693	281
Total revenues	$14,884	$24,835	$31,719	$51,433
Expenses
Property operating expenses	2,801	1,897	5,987	4,101
Real estate taxes	1,094	1,837	4,555	4,262
Depreciation and amortization	4,876	7,012	10,500	15,246
General and administrative expenses	2,596	4,205	6,674	7,082
Provision for asset impairment	712	42,615	712	42,615
Total expenses	$12,079	$57,566	$28,428	$73,306
Operating income (loss)	$2,805	$(32,731)	$3,291	$(21,873)
Interest income	16	—	56	—
Loss on disposition of investment properties	—	—	(3)	—
Gain on extinguishment of debt	116,900	—	116,900	—
Other income (loss)	3	(111)	3	(113)
Interest expense	(4,324)	(6,159)	(11,688)	(12,704)
Income (loss) before income taxes	$115,400	$(39,001)	$108,559	$(34,690)
Income tax benefit (expense)	9	(234)	7	(238)
Net income (loss)	$115,409	$(39,235)	$108,566	$(34,928)
Net income (loss) per common share, basic and diluted	$0.13	$(0.05)	$0.13	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	868,272,875	863,975,978	866,939,369	863,975,978

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Equity
(Dollar amounts in thousands except share amounts)
For the six months ended June 30, 2017 and 2016
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net income	—	—	—	108,566	108,566
Share-based compensation	3,532,614	35	783	—	818
Balance at June 30, 2017	868,423,581	$8,684	$1,406,460	$(1,222,480)	$192,664

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2016	—	$—	$1,534,018	$(1,267,165)	$266,853
Net loss	—	—	—	(34,928)	(34,928)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	(69)
Share-based compensation	2,876,546	29	1,007	—	1,036
Distributions to InvenTrust	—	—	(129,853)	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	85,358
Balance at June 30, 2016	864,890,967	$8,649	$1,405,258	$(1,302,093)	$111,814

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
For the six months ended June 30, 2017 and 2016
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$108,566	$(34,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,516	15,261
Amortization of above and below market leases, net	(209)	(625)
Amortization of debt discounts and financing costs	67	108
Straight-line rental income	88	1,437
Gain on extinguishment of debt	(116,900)	—
Loss on sale of investment properties, net	3	—
Provision for asset impairment	712	42,615
Write off of bad debts	220	—
Non-cash stock-based compensation expense	1,438	1,850
Changes in assets and liabilities:
Restricted escrows	(4,406)	(240)
Accounts and rents receivable	41	(1,531)
Deferred costs and other assets	(2,038)	(3,233)
Accounts payable and accrued expenses	9,070	933
Other liabilities	(932)	(488)
Net cash flows provided by operating activities	$6,236	$21,159
Cash flows from investing activities:
Capital expenditures and tenant improvements	(480)	(422)
Investment in development	(796)	—
Payment of leasing fees	(187)	(437)
Restricted escrows and other assets	(130)	—
Net cash flows used in investing activities	$(1,593)	$(859)
Cash flows from financing activities:
Restricted escrows	4,290	—
Distributions to InvenTrust	—	(63,206)
Contributions from InvenTrust	—	67,444
Payoff of mortgage and note payable	(30,273)	(15,062)
Principal payments of mortgage debt	(4,933)	(11,063)
Repurchase of common shares	—	(69)
Payment for tax withholding for share-based compensation	(994)	(814)
Net cash flows used in financing activities	$(31,910)	$(22,770)
Net decrease in cash and cash equivalents	(27,267)	(2,470)
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$29,862	$24,502

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

For the six months ended June 30, 2017 and 2016
(unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,715	$10,596
Supplemental schedule of non-cash investing and financing activities:
Mortgage loans payable and related obligations settled	$215,098	$—
Real estate transferred	$(98,229)	$—
Change in allocation of InvenTrust unsecured credit facility	$—	$(17,914)
Distribution of assets and liabilities of zero and four assets, respectively, to InvenTrust, net	$—	$66,647
Reduction in carryover basis in connection with separation from InvenTrust	$—	$76,583

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

The accompanying Condensed Combined Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited combined consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2016, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 27, 2017, as certain note disclosures contained in such audited combined consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”) is a Maryland corporation with a portfolio of single- and multi-tenant office assets, industrial assets, retail assets, correctional facilities, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.).
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow it to qualify as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 4 and 11 for more details.
Prior to the Distribution, Highlands had not conducted any business as a separate company and had no material assets or liabilities. The operations transferred to Highlands by InvenTrust are presented as if the transferred business was Highlands’ business for all historical periods presented in the accompanying condensed combined consolidated financial statements and at the carrying value of such assets and liabilities reflected in InvenTrust’s books and records. Upon the Distribution, Highlands recorded the assets acquired and liabilities assumed based on InvenTrust’s basis as of the date of the Distribution. Accordingly, Highlands recorded a reduction in the basis of investment properties of $76,583 at the time of the Distribution. The reduction in basis was related to an impairment loss that InvenTrust recorded upon the disposal of Highlands as part of the Distribution.
The accompanying condensed combined consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands’ wholly owned subsidiaries (collectively, the “Company”). Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 5.
As of June 30, 2017, the Company owned 15 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three and six months ended June 30, 2017. As of December 31, 2016, the Company owned 17 assets and four parcels of land, for which the operating activity is reflected in the condensed combined consolidated statements of operations for the three and six months ended June 30, 2016.
2. Summary of Significant Accounting Policies
The accompanying condensed combined consolidated financial statements have been prepared in accordance GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities with disclosure of contingent assets and liabilities at the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 27, 2017 (the “Annual Report”), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed combined consolidated financial statements.
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
Prior to the Distribution, the condensed combined consolidated financial statements included transactions in which ordinary course cash transactions were processed by InvenTrust due to InvenTrust’s centralized cash management process on behalf of the Company, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between the Company and InvenTrust. These ordinary course intercompany transactions are considered to be effectively settled at the time of the Company’s separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the condensed combined consolidated statements of cash flow as a financing activity. For the period subsequent to the spin-off from InvenTrust, the condensed combined consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with GAAP.
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

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

Recently Issued Accounting Pronouncements
In May 2014 , the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in subsequently issued amendments, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. The Company has formed a project team to evaluate and work to implement the standard. In identifying all of our revenue streams, the majority of our revenues result from leasing transactions which are not within the scope of the new standard and will be governed by the recently issued leasing guidance (see ASU No. 2016-02 below). The Company does not believe the new revenue guidance will have a material impact on its recognition and disclosure of revenue. The Company currently expects to adopt the standard in the first quarter of 2018 using the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. The Company intends to adopt the new standard on its effective date. The Company is currently evaluating the effect of ASU 2016-02 on its combined consolidated financial statements and believes substantially all of our leases will continue to be classified as operating leases under the new standard. Subsequent to our adoption of the new standard, common area maintenance provided in our real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with our real estate leases separately from revenues associated with common area maintenance. We are continuing to evaluate whether the variable payment provisions of the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of for our lease and non-lease revenue. In addition, due to the new standard’s narrowed definition of initial direct costs, we expect to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption of ASU 2017-09 will have a material impact on our financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

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
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the non-recourse Commercial Mortgage-Backed Security (“CMBS”) debt was fully extinguished. Upon conveyance of the property, the Company was fully released from its nonrecourse indebtedness, had no further continuing obligations to the lender, and conveyed the usual risks and rewards of ownership. The Company recognized a gain upon debt extinguishment in the amount of $4.3 million for the three and six months ended June 30, 2017.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness, had no further continuing obligations to the lender, and conveyed the usual risks and rewards of ownership. The Company recognized a gain on the extinguishment of debt in the amount of $112.6 million for the three and six months ended June 30, 2017.
There were no assets that qualified as discontinued operations during the six months ended June 30, 2017 and 2016.
4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative expense allocation (a)	$—	$576	$—	$3,324
Transition services fees (b)	$—	$51	$—	$51

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
June 30, 2017

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

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

5. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2017 and December 31, 2016 were $164,310 and $381,981, respectively, and had a weighted average interest rate of 5.20% and 8.27% per annum, respectively. Deferred financing costs, net, as of June 30, 2017 and December 31, 2016 were $818 and $1,741, respectively.
As of June 30, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

For the year ended December 31,	As of June 30, 2017	Weighted average interest rate
2017	$108,083	5.34%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,084	5.25%
Thereafter	36,143	5.20%
Total	$164,310	5.20%
The Company’s ability to pay off mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of June 30, 2017 and December 31, 2016, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries’ mortgage loans. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2017 and December 31, 2016, other than otherwise disclosed in this Note 5, the Company is in compliance with such covenants in all material respects.
With respect to the Company’s former Dulles Executive Plaza asset, on August 23, 2016, we received notice from the special servicer that the loan went into default. On April 10, 2017, the Company conveyed this asset to its lenders via a deed of assumption and the $68,750 nonrecourse debt was fully extinguished. The Company recognized a gain upon debt extinguishment of $4,300 in connection with this transaction. The property is no longer owned by Highlands. Prior to the conveyance, the lender had triggered full cash management whereby neither the property owner nor the property manager collected any rents or other revenues, but only administered payment of operating expenses.
On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of the AT&T-Hoffman Estates asset in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which sale was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its mortgage obligations for AT&T-Hoffman Estates and recognized a gain on the extinguishment of debt of $112,600 in connection with this transaction.
The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

The amount maturing in 2017 represents the mortgage loan related to our AT&T-St. Louis asset which entered into default during 2016. On October 1, 2016, the property went into “cash trap.” All income from the asset is being “swept” by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property. On June 23, 2017, the Company entered into an agreement with its lender, which allows the lender to accelerate the maturity of the mortgage, appoint a receiver to assume control of the property and proceed with the foreclosure of the property. On August 1, 2017, we received notice that our lenders set a schedule to complete the disposition and sale of the asset by August 22, 2017, however the Company cannot guarantee the specific date upon which the entire foreclosure process will be completed.
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
Non-Recurring Measurements
During the three and six months ended June 30, 2017, the Company identified certain assets which may have a reduction in the expected holding period, which represented an impairment trigger, and recorded an impairment of investment properties of $712 on one of the land parcels and one of the multi-tenant office assets. The following table presents these assets measured at fair value on a nonrecurring basis as of June 30, 2017 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
Investment properties	$—	$—	$8,750	(a)	$8,750	$712

(a)	The estimate of fair value of the land parcel and retail asset was based on recent negotiations for the sale of these assets to third parties.
During the three and six months ended June 30, 2016, the Company recognized a $42,615 provision for asset impairment on two net lease assets.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
Investment properties	$—	$—	$37,703	(a)	$37,703	$42,615

(a)
Represents the fair values of two net lease assets. The estimated fair value relating to the investment properties’ impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates were 7.50% and discount rates ranging from 7.50% to 9.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of June 30, 2017.

	June 30, 2017
	Carrying Value	Estimated Fair Value
Mortgages payable	$164,310	$89,555
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.43% per annum as of June 30, 2017. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.10% to 5.24%  as of June 30, 2017. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
7. Income Taxes
The Company intends to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

REIT taxable income (excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
During the three months ended June 30, 2017 and 2016, an income tax benefit of $9 and expense of $234, respectively, was included in the condensed combined consolidated statements of operations.
During the six months ended June 30, 2017 and 2016, an income tax benefit of $7 and expense of $238, respectively, was included in the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

8. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land is presented below in Other.
Approximately 25.6% of the Company’s revenue from continuing operations for the six months ended June 30, 2017 was generated by the Company’s AT&T-St. Louis net lease asset. The term of the lease on the AT&T-St. Louis asset is scheduled to expire on September 30, 2017 and the Company does not expect the tenant to renew the lease.
The following table summarizes net property operations income by segment for the three months ended June 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$12,596	$7,181	$4,052	$1,363	$—
Tenant recovery income	2,084	105	1,970	9	—
Other property income	204	51	12	127	14
Total income	14,884	7,337	6,034	1,499	14
Operating expenses	3,895	524	2,160	938	273
Net operating income (loss)	$10,989	$6,813	$3,874	$561	$(259)
Non-allocated expenses (a)	(7,472)
Other income and expenses (b)	(4,296)
Provision for asset impairment (c)	(712)
Loss on sale of investment properties	—
Gain on extinguishment of debt (d)	116,900
Net income	$115,409

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consist of other income, interest income, interest expense, loss on sale of investment properties, and income tax expense.

(c)	Provision for asset impairment is for one other related asset and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease and one multi-tenant office asset. Refer to Notes 3 and 5 for additional information.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

The following table summarizes net property operations income by segment for the three months ended June 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$22,290	$14,586	$4,220	$3,484	$—
Tenant recovery income	2,485	688	1,688	109	—
Other property income	60	143	(8)	(87)	12
Total income	24,835	15,417	5,900	3,506	12
Operating expenses	3,734	894	1,812	821	207
Net operating income (loss)	$21,101	$14,523	$4,088	$2,685	$(195)
Non-allocated expenses (a)	(11,217)
Other income and expenses (b)	(6,504)
Provision for asset impairment (c)	(42,615)
Net loss	$(39,235)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense, loss on sale of investment properties, and income tax expense.

(c)	Provision for asset impairment is related to two net lease assets.
The following table summarizes net property operations income by segment for the six months ended June 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$27,359	$14,744	$8,172	$4,443	$—
Tenant recovery income	3,667	193	3,486	(56)	44
Other property income	693	60	407	208	18
Total income	31,719	14,997	12,065	4,595	62
Operating expenses	10,542	3,089	4,382	2,338	733
Net operating income (loss)	$21,177	$11,908	$7,683	$2,257	$(671)
Non-allocated expenses (a)	(17,174)
Other income and expenses (b)	(11,622)
Provision for asset impairment (c)	(712)
Loss on sale of investment properties	(3)
Gain on extinguishment of debt (d)	116,900
Net income	$108,566
Balance Sheet Data
Real estate assets, net (e)	$326,880	$94,643	$150,315	$50,436	$31,486
Non-segmented assets (f)	44,483
Total assets	371,363
Capital expenditures	$1,225	$—	$150	$1,028	$47

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense, loss on sale of investment properties, and income tax expense.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

(c)	Provision for asset impairment is for one other related asset and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease and one multi-tenant office related assets. Refer to Notes 3 and 5 for additional information.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations income by segment for the six months ended June 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$45,716	$29,208	$9,419	$7,089	$—
Tenant recovery income	5,436	1,537	3,530	369	—
Other property income	281	277	61	(76)	19
Total income	51,433	31,022	13,010	7,382	19
Operating expenses	8,363	1,865	4,424	1,728	346
Net operating income (loss)	$43,070	$29,157	$8,586	$5,654	$(327)
Non-allocated expenses (a)	(22,328)
Other income and expenses (b)	(13,055)
Provision for asset impairment (c)	(42,615)
Net loss from continuing operations	$(34,928)
Balance Sheet Data
Real estate assets, net (d)	$490,357	$215,763	$156,966	$86,002	$31,626
Non-segmented assets (e)	46,982
Total assets	537,339
Capital expenditures	$422	$—	$422	$—	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of loss on sale of investment properties, other income, interest expense and income tax expense.

(c)	Provision for asset impairment is related to two net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

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
The following table reconciles net income (loss) to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$115,409	$(39,235)	$108,566	$(34,928)

Denominator:
Weighted average shares outstanding - basic and diluted	868,272,875	863,975,978	866,939,369	863,975,978
Basic and diluted (loss) income per share:
Net income (loss) per common share	$0.13	$(0.05)	$0.13	$(0.04)

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Dollar amounts stated in thousands)
June 30, 2017

10. Share Based Compensation
Incentive Award Plan
During the six months ended June 30, 2017, the Company granted 3,454,761 fully vested shares of common stock with an aggregate value of $1,209 based on a estimated fair value per share of $0.35. Under the guidance of ASC 718, 1,940,476 shares of common stock awards granted were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date. Under the Highlands REIT, Inc. 2016 Incentive Award Plan (“the Incentive Award Plan”), the Company is authorized to grant up to 43,000,000 shares of common stock pursuant to awards under the plan. At June 30, 2017, 31,489,683 shares were available for future issuance under the Incentive Award Plan. A summary of the Company’s stock awards activity for the six months ended June 30, 2017, is as follows:

Non-Vested stock awards	Stock Awards (#)	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,916,667	0.36
Granted	3,454,761	0.35
Vested	(6,371,428)	0.35
Forfeited	—	—
Balance at June 30, 2017	—	$—
For the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $100 and $1,438, respectively, related to the Incentive Award Plan. For the three and six months ended June 30, 2017, the Company paid $994 related to tax withholding for share-based compensation.
For the three and six months ended and June 30, 2016, the Company recognized stock-based compensation expense of $1,850, related to the Incentive Award Plan. For the three and six months ended June 30, 2016, the Company paid $814 related to tax withholding for share-based compensation.
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
June 30, 2017

Services Agreement and Employee Matters Agreement and (iii) the Specified InvenTrust Information. InvenTrust and Highlands will not be deemed to be affiliates of the other for purposes of determining the above described indemnification obligations.
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company, its subsidiaries and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to failure by InvenTrust or MB REIT (Florida), Inc., a subsidiary of Highlands, to qualify as a REIT for any taxable year ending on or before December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; the business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; the outcomes and projected length of the foreclosure proceedings currently pending relating to our assets; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
The following discussion and analysis should be read in conjunction with the Company’s Condensed Combined Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Overview
On April 28, 2016, Highlands REIT, Inc., a Maryland corporation (“Highlands”), was spun-off from InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”), its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). As a result, the Company became an independent, self-advised, non-traded public company. Highlands intends to be taxed as, and operate in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.
As of June 30, 2017, our portfolio of assets consisted of four office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands’ wholly owned subsidiaries.
Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return on their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We engage in rigorous asset management, and will seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, and improving its overall capital structure. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will meet our investment objectives.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our condensed combined consolidated financial statements for the three and six months ended June 30, 2017 and 2016.
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
Basis of Presentation
Prior to the Distribution, Highlands was a wholly owned subsidiary of InvenTrust. InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands’ asset portfolio as of the effective time of the Distribution into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to InvenTrust, facilitate our separation from InvenTrust and the Distribution and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying condensed combined consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to

InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying condensed combined consolidated financial statements as having occurred on such date. The accompanying condensed combined consolidated financial statements prior to the Distribution reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
Prior to the Distribution, our financial statements also include transactions in which ordinary course cash transactions have been processed by InvenTrust due to InvenTrust’s centralized cash management process on our behalf, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between InvenTrust and us. These ordinary course intercompany transactions are considered to be effectively settled at the time of our separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the condensed combined consolidated financial statements.
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

Results of Operations
Comparison of the three and six months ended June 30, 2017 and 2016
Key performance indicators are as follows:

	As of June 30,
	2017	2016
Economic occupancy (a)	88.9%	93.9%
Rent per square foot (b)	$14.18	$13.85

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

The decrease in occupancy is due to the lack of occupancy at one of the correctional facilities and a multi-tenant office asset.
Condensed Combined Consolidated Results of Operations

	(in thousands)			(in thousands)
	For the Three months ended June 30,			For the Six months ended June 30,
	2017	2016	Increase	2017	2016	Increase
Net income (loss)	$115,409	$(39,235)	$154,644	$108,566	$(34,928)	$143,494
Net income increased by $154.6 million to $115.4 million for the three months ended June 30, 2017, from a net loss of $39.2 million for the three months ended June 30, 2016, primarily as a result of the gain on extinguishment of debt associated with the deed of assumption and foreclosure of the debt associated with the Dulles Executive Plaza and AT&T Hoffman Estates assets, in the amount of $4.3 million and $112.6 million, respectively. Increases were partially offset by the decrease in revenue associated with these properties being unoccupied during 2017, while being 100% occupied for the three months ended June 30, 2016.
Net income increased by $143.5 million to $108.6 million for the six months ended June 30, 2017, from a net loss of $35 million for the six months ended June 30, 2016 attributable to the factors discussed above.

Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,		Increase		For the Six months ended June 30,		Increase
	2017	2016	(Decrease)	Variance	2017	2016	(Decrease)	Variance
Income:
Rental income	$12,596	$22,290	$(9,694)	(43.5)%	$27,359	$45,716	$(18,357)	(40.2)%
Tenant recovery income	2,084	2,485	(401)	(16.1)%	3,667	5,436	(1,769)	(32.5)%
Other property income	204	60	144	240.0%	693	281	412	146.6%
Operating Expenses:
Property operating expenses	2,801	1,897	904	47.7%	5,987	4,101	1,886	46.0%
Real estate taxes	1,094	1,837	(743)	(40.4)%	4,555	4,262	293	6.9%
Depreciation and amortization	4,876	7,012	(2,136)	(30.5)%	10,500	15,246	(4,746)	(31.1)%
General and administrative expenses	2,596	4,205	(1,609)	(38.3)%	6,674	7,082	(408)	(5.8)%
Provision for asset impairment	712	42,615	(41,903)	(98.3)%	712	42,615	(41,903)	(98.3)%
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
Total property income decreased by $10.0 million in the three months ended June 30, 2017 compared to the same period in 2016 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to the sale of the AT&T-Cleveland asset during the fourth quarter of 2016. The decrease in occupancy at AT&T-Hoffman Estates and two assets that were operated as net lease assets during the three months ended June 30, 2016, but as multi-tenant offices during the three months ended June 30, 2017, caused property operating expenses to increase $0.9 million, or 47.7%, when comparing the three months ended June 30, 2017 to the same period in 2016.
Total property income decreased by $19.7 million in the six months ended June 30, 2017 compared to the same period in 2016 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and the sale of the AT&T-Cleveland asset during the fourth quarter of 2016. The decrease in occupancy at AT&T-Hoffman Estates and two assets that were operated as net lease assets during the three months ended June 30, 2016, but as multi-tenant offices during the six months ended June 30, 2017, caused property operating expenses to increase $1.9 million, or 46.0%, when comparing the six months ended June 30, 2017 to the same period in 2016.
Real Estate Taxes
Real estate taxes decreased $0.7 million for the three months ended June 30, 2017 compared to the same period in 2016 as a result of adjustments to tax estimates causing a reduction in the second quarter expense in 2017.
Real estate taxes increased $0.3 million for the six months ended June 30, 2017 compared to the same period in 2016 as a result of two net lease assets transitioning to multi-tenant office assets during the second half of 2016 and as a result, taxes that were previously paid by the tenant are now paid by the Company. Tax expense increases were partially offset by tax expense reductions resulting from transferring four assets to InvenTrust during the first quarter of 2016 and the sale of the AT&T-Cleveland asset during the fourth quarter of 2016.
Depreciation and Amortization

For the three and six months ended June 30, 2017, depreciation and amortization decreased by $2.1 million and $4.7 million, respectively, compared to the same period in 2016 as a result of the sale of the AT&T-Cleveland asset during the fourth quarter of 2016 and the decrease in asset basis related to the reduction in carrying value of investment properties in connection with asset impairment charges recorded during 2016.
General Administrative Expenses
General and administrative expenses decreased to $2.6 million for the three months ended June 30, 2017, from $4.2 million for the three months ended June 30, 2016. The decrease was the result of executive stock grants, which were approved during the second quarter of 2016 and occurred during the first quarter of 2017.
General and administrative expenses decreased to $6.7 million for the six months ended June 30, 2017, from $7.1 million for the six months ended June 30, 2016. The decrease is related to allocations for four months of certain corporate services and other expenses by InvenTrust based upon our percentage share of the average invested assets of InvenTrust during the six months ended June 30, 2016. For the six months ended June 30, 2017, we were not allocated such expenses. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services. Partially offsetting these expense reductions were additional expenses incurred as a result of operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the six months ended June 30, 2017.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,		Increase		For the Six months ended June 30,		Increase
	2017	2016	(Decrease)	Variance	2017	2016	(Decrease)	Variance
Non-operating income and expenses:
Interest income	$16	$—	$16	$—	$56	$—	$56	—%
Loss on disposition of investment properties	—	—	—	—%	(3)	—	3	—%
Gain on extinguishment of debt	116,900	—	116,900	—	116,900	—	116,900	—%
Other income (loss)	3	(111)	(114)	102.7%	3	(113)	(116)	102.7%
Interest expense	(4,324)	(6,159)	(1,835)	29.8%	(11,688)	(12,704)	(1,016)	8.0%
Gain on Extinguishment of Debt
During the three and six months ended June 30, 2017, the gain on extinguishment of debt was $116.9 million, which is attributed to factors discussed above.
There was no gain on extinguishment of debt during the three and six months ended June 30, 2016.
Interest Expense
Interest expense decreased to $4.3 million for the three months ended June 30, 2017, from $6.2 million for the three months ended June 30, 2016. This was primarily driven by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $163.5 million as of June 30, 2017, from $393.1 million as of June 30, 2016. Another factor contributing to the reduction in interest expense was the extinguishment of default interest on the mortgage debt that terminated when the AT&T-Hoffman Estates and Dulles Executive Plaza assets were transferred to their respective lenders. Interest expense related to these two assets declined $1.0 million for the three months ended June 30, 2017 as compared to the same period last year.
Interest expense decreased to $11.7 million for the six months ended June 30, 2017, from $12.7 million for the six months ended June 30, 2016 primarily attributable to the factors discussed above. Additionally, two mortgages on our retail assets were refinanced during the fourth quarter of fiscal 2016 at more favorable interest rates.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of June 30, 2017:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2017	18	1,514,829	$19,424	41.1%	36.0%	$12.82
2018	18	89,705	1,813	2.4%	3.4%	20.21
2019	20	231,318	3,043	6.3%	5.6%	13.16
2020	37	533,206	13,783	14.5%	25.6%	25.85
2021	35	328,400	5,799	8.9%	10.8%	17.66
2022	10	221,871	3,370	6.0%	6.2%	15.19
2023	4	25,003	495	0.7%	0.9%	19.80
2024	2	63,200	493	1.7%	0.9%	7.80
2025	8	41,830	592	1.1%	1.1%	14.15
2026	9	38,960	918	1.1%	1.7%	23.56
Month to Month	2	8,500	135	0.2%	0.3%	15.88
Thereafter	22	588,044	4,057	16.0%	7.5%	6.90
	185	3,684,866	$53,922	100.0%	100.0%	$14.63
The lease for AT&T-St. Louis, scheduled to expire on September 30, 2017, accounts for approximately 33% of our annualized rent in the aggregate, and 24% of our income for the three and six months ended June 30, 2017. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of this asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property. On June 23, 2017, Highlands and the lender executed a letter agreement allowing the lender to immediately proceed with an application to appoint a receiver and commence foreclosure proceedings on the property.  On July 6, 2017, the Missouri Circuit Court for the City of St. Louis entered an order appointing a receiver to manage the property during foreclosure proceedings. Refer to the risk factors set forth under “Risk Factors - Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K for additional information.
The following table represents new and renewed leases that commenced in the six months ended June 30, 2017.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	4	33,922	$16.30	8.91
Renewals	9	220,555	$18.32	1.50
Total	13	254,477	$18.05	2.49
During the six months ended June 30, 2017, thirteen new leases and lease renewals commenced with gross leasable area totaling 254,477 square feet. The weighted average lease term for the new leases and lease renewals was 2.49 years. Of the lease renewals, 156,316 of the gross leasable area relates to a correctional facility in Haskell, Texas, which was formerly set to expire in January 2017. The renewal agreement with this tenant extended the lease on similar terms through March 15, 2017, and has expired. The tenant has elected to not further extend the lease.

Liquidity and Capital Resources
As of June 30, 2017, we had $29.9 million of cash and cash equivalents, and $5.2 million of restricted escrows.
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
As of June 30, 2016, all rental payments, less certain expenses, for Dulles Executive Plaza were being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated by the property was not available for general use of the Company and was classified as restricted. The debt on the Company’s Dulles Executive Plaza asset, matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. On April 10, 2017, the debt was satisfied by transferring the asset to our lenders via a deed of assumption, as referenced in Note 5.
The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.
On October 1, 2016, the Company’s AT&T-St. Louis property went into “cash trap.” All income from the property is being “swept” by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of this asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property. On June 23, 2017, Highlands and the Lender executed a letter agreement allowing the lender to immediately proceed with an application to appoint a receiver and commence foreclosure proceedings on the property.  On July 6, 2017, the Missouri Circuit Court for the City of St. Louis entered an order appointing a receiver to manage the property during foreclosure proceedings and on August 1, 2017, we received notice that our lenders set a schedule to complete the disposition and sale of the asset by August 22, 2017, however the Company cannot guarantee the specific date upon which the entire foreclosure process will be completed.
On June 29, 2016, the Company received notice that the loan in respect of the AT&T-Hoffman Estates asset had been transferred to the special servicer, C-III Asset Management, LLC. On August 9, 2016, the Company received written notice from the lender that an event of default occurred under the loan agreement relating to the AT&T-Hoffman Estates asset for failure to pay required installments of principal and interest, and that, as a result, the entire loan amount was due and payable. On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of AT&T-Hoffman Estates in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which sale was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its mortgage obligations for AT&T-Hoffman Estates and recognized a gain on the extinguishment of debt.

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
Borrowings
The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of June 30, 2017 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of June 30, 2017	Weighted average interest rate, fixed
2017	$108,083	5.34%
2018	—	—%
2019	—	—%
2020	—	—%
2021	20,084	5.25%
Thereafter	36,143	5.20%
Total	$164,310	5.20%
As of June 30, 2017 and December 31, 2016, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries’ mortgage loans.
As of June 30, 2017, we had no mortgage debt maturing through the remainder of 2017, and no mortgage debt maturing in 2018 except for the AT&T-St. Louis debt which maturity date has been accelerated due to the foreclosure proceedings commencing August 1, 2017. The debt for the Dulles Executive Plaza asset was satisfied by transferring the property to our lenders via deed of assumption on April 10, 2017 and the debt for the AT&T-Hoffman Estates assets was satisfied via a foreclosure sale on May 18, 2017. Please refer to Note 5 for additional information.
Our ability to pay off our mortgages when they become due is dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As further described under Liquidity and Capital Resources, the mortgage loan in respect of the AT&T-St. Louis asset is currently subject to foreclosure proceedings.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Mortgage loans outstanding as of June 30, 2017 and December 31, 2016 were $164.3 million and $382.0 million, respectively, and had a weighted average interest rate of 5.20% and 8.27% per annum, respectively. For the six months ended June 30, 2017 and 2016, we had no additional borrowings secured by mortgages on our assets.

Summary of Cash Flows
Comparison of the six months ended June 30, 2017 and June 30, 2016

	(in thousands)
	For the Six months ended June 30,
	2017	2016
Cash provided by operating activities	$6,236	$21,159
Cash used in investing activities	(1,593)	(859)
Cash used in financing activities	(31,910)	(22,770)
Decrease in cash and cash equivalents	(27,267)	(2,470)
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$29,862	$24,502
Cash provided by operating activities was $6.2 million and $21.2 million for the six months ended June 30, 2017 and 2016, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016, the sale of the AT&T-Cleveland asset during the fourth quarter of 2016 and the lack of occupancy at the AT&T-Hoffman Estates asset, which occurred when the tenant’s lease expired during the second half of 2016.
Cash used in investing activities was $1.6 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. The cash used by investing activities is primarily related to capital expenditures and investment in real estate under development.
Cash used in financing activities was $31.9 million and $22.8 million for the six months ended June 30, 2017 and 2016, respectively. Cash used in financing activities for the six months ended June 30, 2017 was primarily related to the payoff of mortgage debt on a retail asset of $30.3 million. Cash used in financing activities for the six months ended June 30, 2016 was primarily due to principal payments of mortgage debt of $11.1 million and the payoff of a note payable of $15.1 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Depository Insurance Corporation insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of such insurance coverage.
Distributions
For the six months ended June 30, 2017 and 2016, other than distributions prior to the Distribution, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we have no off-balance sheet arrangements.

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

	As of
	June 30, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$371,363	$512,554
Debt, net	163,492	380,240

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Data:
Total revenues	$14,884	$24,835	$31,719	$51,433
Net income (loss)	$115,409	$(39,235)	$108,566	$(34,928)
Supplemental Measures:
Funds from operations (a)	$120,997	$10,392	$119,797	$22,948
Adjusted funds from operations (a)	$4,097	$10,392	$2,897	$22,948
Cash Flow Data:
Net cash flows provided by operating activities	$3,339	$9,788	$6,236	$21,159
Net cash flows used in investing activities	$(1,265)	$(217)	$(1,593)	$(859)
Net cash flows used in financing activities	$(548)	$(2,950)	$(31,910)	$(22,770)

(a)
The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP financial measure known as Funds From Operations, or FFO. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property. We have adopted the NAREIT definition in our calculation of FFO as management considers FFO a widely accepted and appropriate measure of performance for REITs. FFO is not equivalent to our net income or loss as determined under GAAP.

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we also use Adjusted Funds From Operations, or AFFO as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-traded REITs. AFFO is not equivalent to our net income or loss as determined under GAAP.
In calculating FFO and AFFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO and AFFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded.
We believe that FFO and AFFO are better measures of our properties’ operating performance because they exclude noncash items from GAAP net income. Neither FFO nor AFFO is intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO and AFFO. The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$115,409	$(39,235)	$108,566	$(34,928)
Depreciation and amortization related to investment properties	4,876	7,012	10,516	15,261
Impairment of investment properties	712	42,615	712	42,615
Loss on sale of investment properties, net	$—	$—	$3	$—
Funds from operations	$120,997	$10,392	$119,797	$22,948
Gain on extinguishment of debt	$(116,900)	$—	$(116,900)	$—
Adjusted funds from operations	$4,097	$10,392	$2,897	$22,948
FFO and AFFO do not reflect a reduction for funds withheld by lenders (and therefore not available to the Company) because the Company still has rights to such funds even though they are subject to the terms of “cash trap,” “cash sweep,” or “hyper amortization” under the loan agreements with lenders. On October 1, 2016, the Company’s AT&T-St. Louis property went into “cash trap.” All income from the property is being “swept” by the lender, used to pay debt service and other charges, and to the extent income exceeds such charges the Company receives a lender-approved reimbursement for operating expenses associated with the property. Additional funds, if any, are held by the lender as additional collateral for the loan. On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing. The Company is in discussions with the special servicer regarding the future of this asset and intends to satisfy its mortgage obligations by permitting the lender to foreclose on the property. On June 23, 2017, Highlands and the Lender executed a letter agreement allowing the lender to immediately proceed with an application to appoint a receiver and commence foreclosure proceedings on the property.  On July 6, 2017, the Missouri Circuit Court for the City of St. Louis entered an order appointing a receiver to manage the property during foreclosure proceedings.
For the six months ended June 30, 2017, cash amounts withheld by lenders used to pay debt service and other charges (and therefore unavailable to the Company) because of these restrictions amounted to $8.33 million for AT&T-St. Louis.
Use and Limitations of Non-GAAP Financial Measures
FFO and AFFO do not represent cash generated from operating activities under GAAP and should not be considered as an alternative to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use FFO and AFFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as an analytical tool. These non-GAAP financial measures are not a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. These non-GAAP financial measures, as presented, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. Additionally, the Company believes the information included in the above table provides useful supplemental information that may facilitate comparisons of the Company’s ongoing operating performance between periods, as well as between REITs that include similar disclosure.
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
Although all of our borrowings as of June 30, 2017 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interests rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Borrowings for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of June 30, 2017, we did not have any variable rate loans outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Our AT&T-St. Louis asset is currently in foreclosure proceedings. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above for additional information.
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any other legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K (File No. 000-55580) under the heading “Risk Factors.”
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

Highlands REIT, Inc.

Date:	August 10, 2017	By:	/s/ Richard Vance

Richard Vance
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT NO.	DESCRIPTION
3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

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