Form 10-Q
period 2017-09-30
Highlands REIT, Inc.
filed 2017-11-09
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 868,423,581 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016
(Amounts in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$102,892	$121,027
Building and other improvements	303,533	394,022
Construction in progress	4,407	530
Total	410,832	515,579
Less accumulated depreciation	(90,452)	(84,651)
Net investment properties	320,380	430,928
Cash and cash equivalents	14,689	57,129
Restricted cash and escrows	1,645	7,034
Accounts and rents receivable (net of allowance of $737 and $478)	5,618	9,997
Intangible assets, net	711	3,253
Deferred costs and other assets	2,502	4,213
Total assets	$345,545	$512,554
Liabilities
Debt, net	$55,432	$380,240
Accounts payable and accrued expenses	11,221	42,899
Intangible liabilities, net	3,517	3,831
Other liabilities	1,915	2,303
Total liabilities	$72,085	$429,274
Commitments and contingencies (Note 12)
Stockholders' Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 868,423,581 shares issued and outstanding as of September 30, 2017 and 864,890,967 shares issued and outstanding as of December 31, 2016	8,684	8,649
Additional paid-in capital	1,406,460	1,405,677
Accumulated distributions in excess of net income	(1,141,684)	(1,331,046)
Total stockholders' equity	273,460	83,280
Total liabilities and stockholders' equity	$345,545	$512,554

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2017 and 2016
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$10,901	$17,272	$38,260	$62,987
Tenant recovery income	1,973	2,917	5,640	8,352
Other property income	129	168	823	449
Total revenues	$13,003	$20,357	$44,723	$71,788
Expenses
Property operating expenses	2,395	3,023	8,383	7,124
Real estate taxes	1,352	2,886	5,908	7,149
Depreciation and amortization	3,288	6,168	13,788	21,413
General and administrative expenses	2,089	3,508	8,763	10,590
Provision for asset impairment	485	18,967	1,197	61,582
Total expenses	$9,609	$34,552	$38,039	$107,858
Operating income (loss)	$3,394	$(14,195)	$6,684	$(36,070)
Interest income	18	—	75	—
Loss on disposition of investment properties	(29)	—	(32)	—
Gain on extinguishment of debt	77,466	—	194,366	—
Other income (loss)	1,489	—	1,492	(113)
Interest expense	(1,542)	(7,143)	(13,230)	(19,847)
Income (loss) before income taxes	$80,796	$(21,338)	$189,355	$(56,030)
Income tax benefit (expense)	—	(2)	7	(239)
Net income (loss)	$80,796	$(21,340)	$189,362	$(56,269)
Net income (loss) per common share, basic and diluted	$0.09	$(0.02)	$0.22	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	868,423,581	864,890,967	867,439,543	864,515,587

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Equity
(Amounts in thousands except share amounts)
For the nine months ended September 30, 2017 and 2016
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net income	—	—	—	189,362	189,362
Share-based compensation	3,532,614	35	783	—	818
Balance at September 30, 2017	868,423,581	$8,684	$1,406,460	$(1,141,684)	$273,460

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Total
Balance at January 1, 2016	—	$—	$1,534,018	$(1,267,165)	$266,853
Net loss	—	—	—	(56,269)	(56,269)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	(69)
Share-based compensation	2,876,546	29	1,253	—	1,282
Distributions to InvenTrust	—	—	(129,853)	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	85,358
Balance at September 30, 2016	864,890,967	$8,649	$1,405,504	$(1,323,434)	$90,719

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Cash Flow
(Amounts in thousands)
For the nine months ended September 30, 2017 and 2016
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$189,362	$(56,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,813	21,354
Amortization of above and below market leases, net	(314)	(728)
Amortization of debt discounts and financing costs	89	160
Straight-line rental income	419	2,361
Gain on extinguishment of debt	(194,366)	—
Loss on sale of investment properties, net	32	—
Provision for asset impairment	1,197	61,582
Non-cash stock-based compensation expense	1,438	2,319
Changes in assets and liabilities:
Restricted escrows	(6,262)	—
Accounts and rents receivable, net	(84)	(933)
Settlement of balance due from InvenTrust	228	—
Deferred costs and other assets	(607)	(2,676)
Accounts payable and accrued expenses	9,781	4,464
Other liabilities	93	775
Net cash flows provided by operating activities	$14,819	$32,409
Cash flows from investing activities:
Acquisition of investment properties	(19,702)	—
Capital expenditures and tenant improvements	(2,295)	(548)
Investment in development, net	(2,295)	—
Proceeds from insurance settlement	545	—
Payment of leasing fees	(284)	(624)
Restricted escrows and other assets	(205)	1,941
Net cash flows (used in) provided by investing activities	$(24,236)	$769
Cash flows from financing activities:
Restricted escrows	4,273	—
Distributions to InvenTrust	—	(63,206)
Contributions from InvenTrust	—	67,444
Payoff of mortgage and note payable	(30,273)	(15,062)
Principal payments of mortgage debt	(6,029)	(14,192)
Adjustment for (payment of) loan fees and deposits	—	(70)
Repurchase of common shares	—	(69)
Payment for tax withholding for share-based compensation	(994)	(814)
Net cash flows used in financing activities	$(33,023)	$(25,969)
Net (decrease) increase in cash and cash equivalents	(42,440)	7,209
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$14,689	$34,181

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Combined Consolidated Statements of Cash Flow
(Amounts in thousands)

For the nine months ended September 30, 2017 and 2016
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,298	$15,078
		—
Supplemental schedule of non-cash investing and financing activities:
Mortgage loans payable and related obligations settled	$318,185	$—
Real estate transferred	$(123,861)	$—
Non cash accruals for capital expense and investment in development	$1,575	$—
Change in allocation of InvenTrust unsecured credit facility	$—	$(17,914)
Distribution of assets and liabilities of zero and four assets, respectively, to InvenTrust, net	$—	$66,647
Reduction in carryover basis in connection with separation from InvenTrust	$—	$76,583

See accompanying notes to the condensed combined consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

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
1. Organization
Highlands REIT, Inc. (“Highlands”) is a Maryland corporation with a portfolio of single- and multi-tenant office assets, industrial assets, retail assets, a multi-family residential asset, correctional facilities, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.).
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands is taxed as, and qualifies as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 5 and 12 for more details.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 6.
As of September 30, 2017, the Company owned 15 assets and four parcels of unimproved land, for which the operating activity is reflected on the condensed combined consolidated statements of operations for the three and nine months ended September 30, 2017. As of December 31, 2016, the Company owned 17 assets and four parcels of land, for which the operating activity is reflected in the condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016.
2. Summary of Significant Accounting Policies
The accompanying condensed combined consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities with

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

disclosure of contingent assets and liabilities at the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

Recently Issued Accounting Pronouncements
In May 2014 , the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as subsequently amended in conjunction with ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), comprise ASU Topic 605, Revenue Recognition, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. The Company has formed a project team to evaluate and work to implement the standard. In evaluating all of our revenue streams, the majority of our revenues result from leasing transactions that are not within the scope of the new standard and will be governed by the recently issued leasing guidance (see ASU No. 2016-02 below). The Company does not believe the new revenue guidance will have a material impact on its recognition and disclosure of revenue. The Company will adopt the standard in the first quarter of 2018 and plans to use the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. The Company intends to adopt the new standard on its effective date. The Company is currently evaluating the effect of ASU 2016-02 on its combined consolidated financial statements and believes substantially all of our leases will continue to be classified as operating leases under the new standard. Subsequent to our adoption of the new standard, common area maintenance provided in our real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with our real estate leases separately from revenues associated with common area maintenance. We are continuing to evaluate whether the variable payment provisions of the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of for our lease and non-lease revenue. In addition, due to the new standard’s narrowed definition of initial direct costs, we expect to expense as incurred lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.
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
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company has early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the condensed combined consolidated financial statements.
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the three months ended September 30, 2017, the Company acquired one wholly owned multi-tenant residential asset for a gross acquisition price of $19,702. Under the newly adopted ASU No. 2017-01, the Company determined this transaction should be accounted for as an acquisition of an asset. Accordingly, the Company capitalized transaction costs of approximately $100 during the three months ended September 30, 2017.
4. Disposed Properties
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
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the non-recourse Commercial Mortgage-Backed Security (“CMBS”) debt was fully extinguished. Upon conveyance of the asset, the Company was fully released from its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain upon debt extinguishment in the amount of $4,300 for the nine months ended September 30, 2017.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which was approved by the court on May 18, 2017. The court-appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on the extinguishment of debt in the amount of $112,600 for the nine months ended September 30, 2017.
On August 22, 2017, the AT&T-St. Louis asset was sold via sheriff's sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on the extinguishment of debt in the amount of $77,466 for the three and nine months ended September 30, 2017.
Please see Note 13 for additional assets held for sale, included in Property and Equipment, Net in the condensed combined consolidated balance sheet as of September 30, 2017.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

There were no assets that qualified as discontinued operations during the nine months ended September 30, 2017 and 2016.
5. Transactions with Related Parties
The following table summarizes the Company’s related party transactions, not otherwise disclosed in other notes, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative expense allocation (a)	$—	$—	$—	$3,324
Transition services fees (b)	$—	$33	$—	$84
Other reimbursements (c)	$50	$—	$50	$—

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

(c)
The Separation and Distribution Agreement with InvenTrust called for reimbursement of insurance premiums for a six year term starting April 28, 2016, which the Company began accruing during the third quarter ended September 30, 2017 when the Company received information to reasonably estimate the expense attributable to the Company.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

6. Debt
Mortgages Payable
Mortgage loans outstanding as of September 30, 2017 and December 31, 2016 were $56,065 and $381,981, respectively, and had a weighted average interest rate of 4.92% and 8.27% per annum, respectively. Deferred financing costs, net, as of September 30, 2017 and December 31, 2016 were $633 and $1,741, respectively.
As of September 30, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

For the year ended December 31,	As of September 30, 2017	Weighted average interest rate
2017	$—	—%
2018	—	—%
2019	—	—%
2020	—	—%
2021	19,966	5.25%
Thereafter	36,099	4.74%
Total	56,065	4.92%
The Company’s ability to pay off mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2017 and December 31, 2016, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries’ mortgage loans. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2017 and December 31, 2016, other than otherwise disclosed in this Note 6, the Company is in compliance with such covenants in all material respects.
With respect to the Company’s former Dulles Executive Plaza asset, on August 23, 2016, we received notice from the special servicer that the loan went into default. On April 10, 2017, the Company conveyed this asset to its lenders via a deed of assumption and the $68,750 nonrecourse debt was fully extinguished. The Company recognized a gain upon debt extinguishment of $4,300 in the nine months ended September 30, 2017 in connection with this transaction. The property is no longer owned by Highlands. Prior to the conveyance, the lender had triggered full cash management whereby neither the property owner nor the property manager collected any rents or other revenues, but only administered payment of operating expenses.
On August 19, 2016, C-III Asset Management LLC filed a foreclosure complaint in respect of the AT&T-Hoffman Estates asset in the Circuit Court of Cook County, Illinois.  On September 12, 2016, the Circuit Court entered an order appointing a receiver to manage the property during the pendency of the foreclosure proceedings.  On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which sale was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its mortgage obligations for AT&T-Hoffman Estates of $146,348 and recognized a gain on the extinguishment of debt of $112,600 in the nine months ended September 30, 2017 in connection with this transaction.
The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

On October 1, 2016, the mortgage loan related to our AT&T-St. Louis asset went into “cash trap”. On March 15, 2017, the Company received notice that the loan had been transferred to special servicing and on June 23, 2017, the Company agreed to allow the lender to commence foreclosure proceedings on the property. On August 22, 2017, the AT&T-St. Louis asset was sold via sheriff's sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its mortgage obligations for the AT&T-St. Louis asset of $103,087 and recognized a gain on the extinguishment of debt of $77,466 in the nine months ended September 30, 2017 in connection with this transaction.
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
7. Fair Value Measurements
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
Non-Recurring Measurements
During the nine months ended September 30, 2017, the Company identified certain assets which may have a reduction in the expected holding period, which represented an impairment trigger, and recorded an impairment of investment properties of $1,197 on one of the land parcels and one of the multi-tenant office assets. The following table presents these assets measured at fair value on a nonrecurring basis as of September 30, 2017 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
Investment properties	$—	$—	$8,750	(a)	$8,750	$1,197

(a)	The estimate of fair value of the land parcel and retail asset was based on recent negotiations for the sale of these assets to third parties.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

During the nine months ended September 30, 2016, the Company recognized a $61,582 provision for asset impairment on three net lease assets.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
Investment properties	$—	$—	$69,654	(a)	$69,654	$61,582

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

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed combined consolidated financial statements as of September 30, 2017.

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$56,065	$57,064	$381,981	$382,906
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.37% per annum as of September 30, 2017. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.10% to 5.10%  as of September 30, 2017. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company is taxed as, and qualifies as, a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. As a REIT, the Company generally is not subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
During the three months ended September 30, 2017 and 2016, an income tax expense of $0 and expense of $2, respectively, was included in the condensed combined consolidated statements of operations.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

During the nine months ended September 30, 2017 and 2016, an income tax benefit of $7 and expense of $239, respectively, was included in the condensed combined consolidated statements of operations.
9. Segment Reporting
The Company currently has three business segments, consisting of (i) Net Lease, (ii) Retail and (iii) Multi-Tenant Office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s Multi-Family Residential and unimproved land assets are presented below in Other.
Approximately 23.1% of the Company’s revenue from continuing operations for the nine months ended September 30, 2017 was generated by the Company’s AT&T-St. Louis net lease asset. The AT&T-St. Louis asset was sold via sheriff’s sale on August 22, 2017. Please refer to Note 4 for additional information.
The following table summarizes net property operations income by segment for the three months ended September 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$10,901	$5,344	$4,086	$1,339	$132
Tenant recovery income	1,973	40	1,927	1	5
Other property income	129	—	13	87	29
Total income	13,003	5,384	6,026	1,427	166
Operating expenses	3,747	192	2,359	795	401
Net operating income (loss)	$9,256	$5,192	$3,667	$632	$(235)
Non-allocated expenses (a)	(5,377)
Other income and expenses (b)	(35)
Provision for asset impairment (c)	(485)
Loss on sale of investment properties	(29)
Gain on extinguishment of debt (d)	77,466
Net income	$80,796

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consist of other income, interest income, interest expense, and income tax expense.

(c)	Provision for asset impairment is for one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease. Refer to Notes 4 and 6 for additional information.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

The following table summarizes net property operations income by segment for the three months ended September 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$17,272	$12,299	$4,211	$762	$—
Tenant recovery income	2,917	904	1,936	77	—
Other property income	168	143	18	1	6
Total income	20,357	13,346	6,165	840	6
Operating expenses	5,909	1,831	2,597	1,078	403
Net operating income (loss)	$14,448	$11,515	$3,568	$(238)	$(397)
Non-allocated expenses (a)	(9,676)
Other income and expenses (b)	(7,145)
Provision for asset impairment (c)	(18,967)
Net loss	$(21,340)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense, and income tax expense.

(c)	Provision for asset impairment is related to one net lease asset.
The following table summarizes net property operations income by segment for the nine months ended September 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$38,260	$20,088	$12,259	$5,782	$131
Tenant recovery income	5,640	233	5,413	(55)	49
Other property income	823	60	420	296	47
Total income	44,723	20,381	18,092	6,023	227
Operating expenses	14,291	3,431	6,744	2,984	1,132
Net operating income (loss)	$30,432	$16,950	$11,348	$3,039	$(905)
Non-allocated expenses (a)	(22,551)
Other income and expenses (b)	(11,656)
Provision for asset impairment (c)	(1,197)
Loss on sale of investment properties	(32)
Gain on extinguishment of debt (d)	194,366
Net income	$189,362
Balance Sheet Data
Real estate assets, net (e)	$321,091	$68,057	$149,107	$52,740	$51,187
Non-segmented assets (f)	24,454
Total assets	345,545
Capital expenditures	$6,165	$—	$668	$5,344	$153

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense, and income tax expense.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

(c)	Provision for asset impairment is for one land parcel and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to two net lease and one multi-tenant office related assets. Refer to Notes 4 and 6 for additional information.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations income by segment for the nine months ended September 30, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$62,987	$42,791	$13,630	$6,566	$—
Tenant recovery income	8,352	2,452	5,466	434	—
Other property income	449	421	79	(75)	24
Total income	71,788	45,664	19,175	6,925	24
Operating expenses	14,273	3,770	7,022	2,732	749
Net operating income (loss)	$57,515	$41,894	$12,153	$4,193	$(725)
Non-allocated expenses (a)	(32,003)
Other income and expenses (b)	(20,199)
Provision for asset impairment (c)	(61,582)
Net loss from continuing operations	$(56,269)
Balance Sheet Data
Real estate assets, net (d)	$465,663	$185,483	$155,063	$93,490	$31,627
Non-segmented assets (e)	52,349
Total assets	518,012
Capital expenditures	$548	$—	$422	$126	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest expense and income tax expense.

(c)	Provision for asset impairment is related to two net lease assets.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

10. Earnings Per Share
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
The following table reconciles net income (loss) to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$80,796	$(21,340)	$189,362	$(56,269)

Denominator:
Weighted average shares outstanding - basic and diluted	868,423,581	864,890,967	867,439,543	864,515,587

Net income (loss) per common share	$0.09	$(0.02)	$0.22	$(0.07)

HIGHLANDS REIT, INC.
Notes to Condensed Combined Consolidated Financial Statements (unaudited)
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

11. Share Based Compensation
Incentive Award Plan
During the nine months ended September 30, 2017, the Company granted 3,454,761 fully vested shares of common stock with an aggregate value of $1,209 based on a estimated fair value per share of $0.35. Under the guidance of ASC 718, 1,940,476 shares of common stock awards granted were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date. Under the Highlands REIT, Inc. 2016 Incentive Award Plan (“the Incentive Award Plan”), the Company is authorized to grant up to 43,000,000 shares of common stock pursuant to awards under the plan. At September 30, 2017, 31,489,683 shares were available for future issuance under the Incentive Award Plan. A summary of the Company’s stock awards activity for the nine months ended September 30, 2017, is as follows:

Non-Vested stock awards	Stock Awards (#)	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	2,916,667	0.36
Granted	3,454,761	0.35
Vested	(6,371,428)	0.35
Forfeited	—	—
Balance at September 30, 2017	—	$—
For the nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $1,438 related to the Incentive Award Plan. For the nine months ended September 30, 2017, the Company paid $994 related to tax withholding for share-based compensation.
For the nine months ended and September 30, 2016, the Company recognized stock-based compensation expense of $2,319 related to the Incentive Award Plan. For the nine months ended September 30, 2016, the Company paid $814 related to tax withholding for share-based compensation.
12. Commitments and Contingencies
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
(Amounts stated in thousands, except share and per share amounts)
September 30, 2017

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
13. Subsequent Events
On October 12, 2017, we completed the sale of our multi-tenant office asset located in Denver, Colorado. The sale price and carrying value was $8,000.
On October 26, 2017, we completed the sale of a land parcel located in Orlando, Florida. The sale price was $27,500, which results in a gain on sale of approximately $7,300 that will be recorded in the fourth quarter.
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
Overview
On April 28, 2016, Highlands REIT, Inc., a Maryland corporation (“Highlands”), was spun-off from InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”), its former parent, through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). As a result, the Company became an independent, self-advised, non-traded public company. Highlands is taxed as, and qualifies as, a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016.
As of September 30, 2017, our portfolio of assets consisted of three office assets, two industrial assets, six retail assets, one residential asset, two correctional facilities, four parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands’ wholly owned subsidiaries.
Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return on their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We engage in rigorous asset management, and will seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, and improving its overall capital structure. We intend to hold our assets until such time as we determine that a sale or other disposition achieves our investment objectives or until it appears such objectives will not be met. At this time we expect to reinvest any sale proceeds from such dispositions in our existing assets or new acquisitions as part of our strategy to maximize the value of the Company. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will meet our investment objectives.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our residential and unimproved land assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our condensed combined consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
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
Basis of Presentation
Prior to the Distribution, Highlands was a wholly owned subsidiary of InvenTrust. InvenTrust effectuated certain reorganization transactions which were designed to (1) consolidate the ownership of Highlands’ asset portfolio as of the effective time of the Distribution into Highlands, (2) transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to InvenTrust, (3) facilitate our separation from InvenTrust and the Distribution and (4) enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying condensed combined consolidated financial statements for periods prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying condensed combined consolidated financial statements as having occurred on such date. The accompanying condensed combined consolidated financial statements prior to the Distribution reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
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
Key Indicators of Operating Performance
We measure results of operations and the operating performance of our business by evaluating funds from operations (“FFO”) and adjusted funds from operations (“AFFO”). See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO and AFFO.

Results of Operations
Comparison of the three and nine months ended September 30, 2017 and 2016
Key performance indicators are as follows:

	As of September 30,
	2017	2016
Economic occupancy (a)	83.0%	66.3%
Rent per square foot (b)	$15.57	$13.54
The increase in economic occupancy and rent per square foot at September 30, 2017 versus September 30, 2016 is due to the reduction of gross leasable area attributed to the disposition of the AT&T-Hoffman Estates asset.

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

Condensed Combined Consolidated Results of Operations

	(in thousands)			(in thousands)
	For the Three months ended September 30,			For the Nine months ended September 30,
	2017	2016	Increase	2017	2016	Increase
Net income (loss)	$80,796	$(21,340)	$102,136	$189,362	$(56,269)	$245,631
Net income increased by $102.1 million to $80.8 million for the three months ended September 30, 2017, from a net loss of $21.3 million for the three months ended September 30, 2016. Factors contributing to the increase include the gain on extinguishment of debt associated with the AT&T-St. Louis asset in the amount of $77.5 million, the reduction in the provision for asset impairment in the amount of $18.5 million related to the AT&T-St. Louis asset, which was impaired during the three months ended September 30, 2016, and the reduction in interest expense of approximately $5.6 million during the third quarter of 2017 as compared to the third quarter of 2016.
Net income increased by $245.6 million to $189.4 million for the nine months ended September 30, 2017, from a net loss of $56.3 million for the nine months ended September 30, 2016 attributable to the factors discussed above. Additionally, increases are driven by the gain on extinguishment of debt related to the AT&T-Hoffman Estates and Dulles Executive Plaza assets during the second quarter of 2017 in the amount of $116.9 million. The provision for asset impairment decreased by $60.4 million during the nine months ended September 30, 2017 compared to the same period last year.

Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended September 30,		Increase		For the Nine months ended September 30,		Increase
	2017	2016	(Decrease)	Variance	2017	2016	(Decrease)	Variance
Revenue:
Rental income	$10,901	$17,272	$(6,371)	(36.9)%	$38,260	$62,987	$(24,727)	(39.3)%
Tenant recovery income	1,973	2,917	(944)	(32.4)%	5,640	8,352	(2,712)	(32.5)%
Other property income	129	168	(39)	(23.2)%	823	449	374	83.3%
Total revenues	13,003	20,357	(7,354)	(36.1)%	44,723	71,788	(27,065)	(37.7)%
Operating Expenses:
Property operating expenses	2,395	3,023	(628)	(20.8)%	8,383	7,124	1,259	17.7%
Real estate taxes	1,352	2,886	(1,534)	(53.2)%	5,908	7,149	(1,241)	(17.4)%
Depreciation and amortization	3,288	6,168	(2,880)	(46.7)%	13,788	21,413	(7,625)	(35.6)%
General and administrative expenses	2,089	3,508	(1,419)	(40.5)%	8,763	10,590	(1,827)	(17.3)%
Provision for asset impairment	485	18,967	(18,482)	(97.4)%	1,197	61,582	(60,385)	(98.1)%
Total Expenses	$9,609	$34,552	$(24,943)	(72.2)%	$38,039	$107,858	$(69,819)	(64.7)%
Revenue and Operating Expenses
Rental income consists of monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, and other revenue pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (in each case, some of which are recoverable from the tenant).
Total revenue decreased by $7.4 million in the three months ended September 30, 2017 compared to the same period in 2016 as a result of the foreclosures of the AT&T-Hoffman Estates and AT&T-St. Louis assets and the deed of assumption associated with the Dulles Executive Plaza asset this year. In addition, revenue decreased due to the sale of the AT&T-Cleveland asset during the fourth quarter of 2016. These dispositions caused property operating expenses to decrease $0.6 million, or 20.8%, when comparing the three months ended September 30, 2017 to the same period in 2016.
Total revenue decreased by $27.1 million in the nine months ended September 30, 2017 compared to the same period in 2016 attributable to the factors discussed above. In addition, revenue decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016. Two assets that were operated as net lease assets during the first half of 2016, but as multi-tenant offices during the nine months ended September 30, 2017, were the primary factors that caused property operating expenses to increase $1.3 million, or 17.7%, when comparing the nine months ended September 30, 2017 to the same period in 2016.
Real Estate Taxes
Real estate taxes decreased $1.5 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the property dispositions discussed above.
Real estate taxes decreased $1.2 million for the nine months ended September 30, 2017 compared to the same period in 2016 as a result of the property dispositions discussed above partially offset by increases in expense related to the two assets that were operated as net lease assets during the first half of 2016, but as multi-tenant offices during the nine months ended September 30, 2017.

Depreciation and Amortization
For the three and nine months ended September 30, 2017, depreciation and amortization decreased by $2.9 million and $7.6 million, respectively, compared to the same period in 2016 as a result of the sale of the AT&T-Cleveland asset during the fourth quarter of 2016 and the decrease in asset basis related to the reduction in carrying value of investment properties in connection with asset impairment charges recorded during 2016.
General Administrative Expenses
General and administrative expenses decreased by $1.4 million for the three months ended September 30, 2017, from $3.5 million for the three months ended September 30, 2016. The decrease was the result of the timing of executive stock grants.
General and administrative expenses decreased by $1.8 million for the nine months ended September 30, 2017, from $10.6 million for the nine months ended September 30, 2016. The decrease is primarily related to allocations for four months of certain corporate services and other expenses by InvenTrust based upon our percentage share of the average invested assets of InvenTrust during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we were not allocated such expenses. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services. Partially offsetting these expense reductions were additional expenses incurred as a result of operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the nine months ended September 30, 2017.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended September 30,		Increase		For the Nine months ended September 30,		Increase
	2017	2016	(Decrease)	Variance	2017	2016	(Decrease)	Variance
Non-operating income and expenses:
Interest income	$18	$—	$18	$—	$75	$—	$75	—%
Loss on disposition of investment properties	(29)	—	29	—%	(32)	—	32	—%
Gain on extinguishment of debt	77,466	—	77,466	—	194,366	—	194,366	—%
Other income (loss)	1,489	—	(1,489)	—%	1,492	(113)	(1,605)	1,420.4%
Interest expense	(1,542)	(7,143)	(5,601)	78.4%	(13,230)	(19,847)	(6,617)	33.3%

Gain on Extinguishment of Debt
During the three and nine months ended September 30, 2017, the gain on extinguishment of debt was $77.5 million and $194.4 million, respectively, which is attributed to the asset dispositions discussed above.
There was no gain on extinguishment of debt during the three and nine months ended September 30, 2016.
Other Income (Loss)
Other income increased to $1.5 million for the three and nine months ended September 30, 2017 primarily related to the collection of a previously written-off construction deposit, net of legal fees, related to one of the land parcels located in Orlando, Florida.
Interest Expense
Interest expense decreased by $5.6 million for the three months ended September 30, 2017, from $7.1 million for the three months ended September 30, 2016. This was primarily driven by a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $55.4 million as of September 30, 2017, from $393.1 million as of September 30, 2016. Another factor contributing to the reduction in interest expense was the extinguishment of default interest on the mortgage debt that terminated when the AT&T-Hoffman Estates and Dulles Executive Plaza assets were transferred to their respective lenders. Interest expense related to these two assets declined $1.3 million for the three months ended September 30, 2017 as compared to the same period last year.
Interest expense decreased by $6.6 million for the nine months ended September 30, 2017, from $19.8 million for the nine months ended September 30, 2016 primarily attributable to the factors discussed above. Additionally, two mortgages on our retail assets were refinanced during the fourth quarter of fiscal 2016 at more favorable interest rates.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of September 30, 2017:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2017	10	49,034	$1,408	2.2%	3.9%	$28.71
2018	14	58,523	774	2.6%	2.2%	13.23
2019	22	231,318	3,043	10.5%	8.5%	13.16
2020	36	531,706	13,746	24.0%	38.5%	25.85
2021	34	326,000	5,747	14.7%	16.1%	17.63
2022	11	222,431	3,350	10.1%	9.4%	15.06
2023	6	29,277	614	1.3%	1.7%	20.97
2024	2	63,200	493	2.9%	1.4%	7.80
2025	8	41,830	592	1.9%	1.7%	14.15
2026	8	37,360	846	1.7%	2.4%	22.64
Month to Month	3	4,100	110	0.2%	0.3%	26.83
Thereafter	26	616,496	5,024	27.9%	14.1%	8.15
	180	2,211,275	$35,747	100.0%	100.0%	$16.17
The following table represents new and renewed leases that commenced in the nine months ended September 30, 2017.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	6	46,924	$9.87	1.39
Renewals	10	223,123	$18.27	1.52
Total	16	270,047	$16.81	1.50
During the nine months ended September 30, 2017, sixteen new leases and lease renewals commenced with gross leasable area totaling 270,047 square feet. The weighted average lease term for the new leases and lease renewals was 1.50 years. Of the lease renewals, 156,316 of the gross leasable area relates to a correctional facility in Haskell, Texas, which was formerly set to expire in January 2017. The renewal agreement with this tenant extended the lease on similar terms through March 15, 2017, and has expired. The tenant did not elect to further extend the lease.

Liquidity and Capital Resources
As of September 30, 2017, we had $14.7 million of cash and cash equivalents, and $1.6 million of restricted escrows.
Our principal demands for funds have been or will be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to make distributions to our stockholders;

•	to fund acquisitions;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.
As of September 30, 2016, all rental payments, less certain expenses, for the Company’s Dulles Executive Plaza asset were being “swept” and held by the lender pursuant to the loan agreement; as a result, net cash generated by the property was not available for general use of the Company and was classified as restricted. The debt on the Dulles Executive Plaza asset matured on September 1, 2016. On August 23, 2016, we received notice from the special servicer that loan went into maturity default. On April 10, 2017, the debt was satisfied by transferring the asset to our lenders via a deed of assumption, as referenced in Note 6.
The mortgage debt on Sherman Plaza was paid off on February 1, 2017. Prior to the payoff, all rental payments were being “swept” and held by the lender; however, the lender remitted excess cash to the Company for its general use after the debt service payment had been paid.
On October 1, 2016, the Company’s AT&T-St. Louis asset went into “cash trap.” On March 15, 2017, the Company received notice that the loan in respect of the AT&T-St. Louis asset had been transferred to special servicing and on June 23, 2017, Highlands and the Lender executed a letter agreement allowing the lender to immediately proceed with an application to appoint a receiver and commence foreclosure proceedings on the property.  On August 22, 2017, our AT&T-St. Louis asset was sold via sheriff’s sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its mortgage obligations for the AT&T-St. Louis asset and recognized a gain on the extinguishment of debt.
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
Our assets have lease maturities over the next several years that are likely to reduce our cash flows from operations. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.

We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2017 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of September 30, 2017	Weighted average interest rate, fixed
2017	$—	—%
2018	—	—%
2019	—	—%
2020	—	—%
2021	19,966	5.25%
Thereafter	36,099	4.74%
Total	$56,065	4.92%
As of September 30, 2017 and December 31, 2016, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carveout clauses in our wholly owned property-owning subsidiaries’ mortgage loans.
As of September 30, 2017, we had no mortgage debt maturing through the remainder of 2017, and no mortgage debt maturing in 2018. The debt for the Dulles Executive Plaza asset was satisfied by transferring the property to our lenders via deed of assumption on April 10, 2017, and the debt for the AT&T-Hoffman Estates and AT&T-St. Louis assets was satisfied via foreclosure sales on May 18, 2017 and August 22, 2017, respectively. Please refer to Note 6 for additional information.
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
Mortgage loans outstanding as of September 30, 2017 and December 31, 2016 were $56.1 million and $382.0 million, respectively, and had a weighted average interest rate of 4.92% and 8.27% per annum, respectively. For the nine months ended September 30, 2017 and 2016, we had no additional borrowings secured by mortgages on our assets.

Summary of Cash Flows
Comparison of the nine months ended September 30, 2017 and September 30, 2016

	(in thousands)
	For the Nine months ended September 30,
	2017	2016
Cash provided by operating activities	$14,819	$32,409
Cash (used in) provided by investing activities	(24,236)	769
Cash used in financing activities	(33,023)	(25,969)
(Decrease) increase in cash and cash equivalents	(42,440)	7,209
Cash and cash equivalents, at beginning of period	57,129	26,972
Cash and cash equivalents, at end of period	$14,689	$34,181
Cash provided by operating activities was $14.8 million and $32.4 million for the nine months ended September 30, 2017 and 2016, respectively, and was generated primarily from operating income from property operations. The decrease is primarily the result of four assets that were transferred to InvenTrust during the first quarter of 2016, the sale of the AT&T-Cleveland asset during the fourth quarter of 2016, and the lack of occupancy at the AT&T-Hoffman Estates asset, which occurred when the tenant’s lease expired during the second half of 2016.
Cash used in and provided by investing activities was $24.2 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. The cash used by investing activities during the nine months ended September 30, 2017 is primarily related to the acquisition of a multi-family residential asset, capital expenditures and investment in real estate under development.
Cash used in financing activities was $33.0 million and $26.0 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used in financing activities for the nine months ended September 30, 2017 was primarily related to the payoff of mortgage debt on a retail asset of $30.3 million. Cash used in financing activities for the nine months ended September 30, 2016 was primarily due to principal payments of mortgage debt of $14.2 million and the payoff of a note payable to Inventrust of $15.1 million.
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
Distributions
For the nine months ended September 30, 2017 and 2016, other than distributions to Inventrust prior to the Distribution, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we have no off-balance sheet arrangements.

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

	As of
	September 30, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$345,545	$512,554
Debt, net	55,432	380,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Data:
Total revenues	$13,003	$20,357	$44,723	$71,788
Net income (loss)	$80,796	$(21,340)	$189,362	$(56,269)
Supplemental Measures:
Funds from operations (a)	$84,598	$3,795	$204,379	$26,726
Adjusted funds from operations (a)	$7,132	$3,795	$10,013	$26,726
Cash Flow Data:
Net cash flows provided by operating activities	$11,922	$11,010	$14,819	$32,409
Net cash flows (used in) provided by investing activities	$(23,908)	$1,868	$(24,236)	$769
Net cash flows used in financing activities	$(1,661)	$(3,199)	$(33,023)	$(25,969)

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
We believe that FFO and AFFO are useful measures of our properties’ operating performance because they exclude noncash items from GAAP net income. Neither FFO nor AFFO is intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO and AFFO. The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$80,796	$(21,340)	$189,362	$(56,269)
Depreciation and amortization related to investment properties	3,288	6,093	13,813	21,354
Impairment of investment properties	485	18,967	1,197	61,582
Loss on sale of investment properties, net	29	—	32	—
Funds from operations	$84,600	$3,722	$204,406	$26,669
Gain on extinguishment of debt	(77,466)	—	(194,366)	—
Adjusted funds from operations	$7,134	$3,722	$10,040	$26,669
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
Although all of our borrowings as of September 30, 2017 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interests rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.

Existing fixed rate loans are scheduled to mature over the next ten years and are evaluated for possible early refinancing and/or extension as their maturity date approaches. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Borrowings; for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of September 30, 2017, we did not have any variable rate loans outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Highlands REIT, Inc.

Date:	November 9, 2017	By:	/s/ Richard Vance

Richard Vance
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Joseph Giannini

Joseph Giannini
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)