Form 10-K
period 2017-12-31
Highlands REIT, Inc.
filed 2018-03-16
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was approximately $303.9 million, based on the estimated per share value of $0.35 as established by the registrant on December 31, 2016.

As of March 12, 2018 there were 871,385,672 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on June 6, 2018.

i

Part I
Disclosure Regarding Forward-Looking Statements.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following: business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; the nature of our properties may make them more difficult to sell or re-lease due to their specific characteristics as described elsewhere in this report; the business, financial and operating risks inherent to real estate investments; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; the outcomes and projected length of any foreclosure proceedings relating to our assets; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; the impact of the changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

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
Item 1. Business
Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands REIT.
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity event.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their disposition value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our Board of Directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity event and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, we expect this strategy will take multiple years to develop and execute.
As of December 31, 2017, our portfolio consisted of two office assets, two industrial assets, six retail assets, two multi-family assets, two correctional facilities, two parcels of unimproved land and one bank branch. All of our assets are located in the United States, with little geographic concentration. We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our multi-family and unimproved land assets are presented in Other (see Note 12 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets. Highlands was incorporated in December 2015 as a Maryland corporation and operates in a manner that allows us to continue to qualify as a REIT for U.S. federal tax purposes.
2017 Highlights
•In February 2017, we paid off the mortgage debt of $30.3 million on our Sherman Plaza asset, which debt was scheduled to mature on March 1, 2017.
•In the April 2017, we actively engaged with our lenders and potential buyers to facilitate a conveyance of our Dulles Executive Plaza asset to our lenders via deed of assumption, for which we recognized a gain of $4.5 million upon debt extinguishment.

•In May 2017, we finalized the disposition of our AT&T-Hoffman Estates asset, which was sold in April 2017 via sheriff’s sale as part of a cooperative foreclosure process with our lenders. As a result, the Company satisfied its mortgage obligations for the AT&T-Hoffman Estates asset of $146.3 million and recognized a gain on the extinguishment of debt of $112.6 million.
•On August 21, 2017, the Company acquired two multi-family assets - Chamber Lofts and Buerger Brothers Lofts - located on contiguous parcels in Denver, Colorado, for a purchase price of $19.6 million.
•On August 22, 2017, we finalized the disposition of our AT&T-St. Louis asset, which was sold via sheriff's sale as part of a cooperative foreclosure process with our lenders. As a result, the Company satisfied its mortgage obligations for the AT&T-St. Louis asset of $103.1 million and recognized a gain on the extinguishment of debt of $77.5 million.
•On October 12, 2017, we completed the sale of our multi-tenant office asset located in Denver, Colorado, for a sale price of $8.0 million.
•On October 26, 2017, we completed the sale of a land parcel located in Orlando, Florida, for a sale price of $27.5 million.
•On November 30, 2017, we completed the sale of a land parcel located in Hanahan, South Carolina, for a sale price of $3.9 million.
References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands’ wholly owned subsidiaries. For the complete presentation of our reportable segments, see Note 12 to our Combined Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.
Business Strategy
Our investment objectives are to preserve, protect and maximize the total value of our portfolio. Given the quality and nature of the assets in our portfolio, which are generally disjointed, non-institutional grade, relatively illiquid, require substantial time and investment to bring to market and are not positioned to protect capital or deliver an acceptable risk-adjusted return, as well as current market conditions, we expect that this strategy will take multiple years to develop and execute. In order to meet our investment objectives, we intend to continue to engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving its overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our Board of Directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company's overall strategy to optimize the value of the portfolio, enhance our options for a future liquidity event and maximize shareholder value. We are currently exploring appropriate markets and evaluating potential acquisitions for our multi-family portfolio.
Disposition Policy
We evaluate each of our assets on a rigorous and ongoing basis in an effort to optimize and enhance the total value of our portfolio. In furtherance of this strategy, for the foreseeable future, we anticipate disposing of select “non-core” assets that are not generating income or have unfavorable risk-adjusted returns and generally, using the proceeds from such sales to prepare other “non-core” assets for sale or invest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets.
The determination of when a particular asset should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether such disposition will better position the portfolio for a potential future liquidity event, prevailing and projected economic and market conditions, the cash flow being generated by a particular asset, tax implications of a disposition, investment opportunities for any cash proceeds, debt characteristics of the asset, and whether the value of the asset is anticipated to decline or increase. The timing of any disposition will depend upon then-prevailing economic and market conditions and the factors described above, which could result in differing holding periods among the assets. There can be no assurance that dispositions will occur as planned, on acceptable terms, or within our desired timing.
Foreclosure Proceedings

With respect to certain of our properties, once the leases for such properties expire, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. Our Dulles Executive Plaza, AT&T-Hoffman Estates and AT&T-St. Louis assets have all been conveyed to their respective lenders through various cooperative foreclosure proceedings. Such foreclosures have adversely impacted our revenues and cash flows from operations. See also “Risk Factors-Risks Related to Debt Financing-If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.”
Financing Strategy
Certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management's Discussion and Analysis - Borrowings.”
As of December 31, 2017 and December 31, 2016, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property-owning subsidiaries' mortgage loans.
Customers
A significant portion of our revenue has historically been generated by AT&T, Inc. (“AT&T”). For the years ended December 31, 2017 and 2016, approximately 19% and 41% of our total annualized rental income was generated by three single-tenant assets leased to affiliates of AT&T. One of those leases expired in 2016, and another expired in 2017, with both of the underlying assets being foreclosed upon. The property underlying the third lease was recently sold. The loss of revenue historically generated by those properties leased to AT&T will have an adverse impact on our future revenues. Approximately 18% of our current revenue derives from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset. The lease on this property expires in January of 2020 and if we are unable to re-lease the property, or re-lease on similar terms, our financial condition, cash flows and results of operations would be adversely affected.
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
Certain Other Policies
We intend to engage in future investment activities in a manner that is consistent with the requirements applicable to REITs for U.S. federal income tax purposes, unless the board of directors determines that it is no longer in our best interest to so qualify as a REIT.
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
Competition

We are subject to significant competition in seeking tenants for the leasing of our assets, buyers for the sale of assets and sellers for the acquisition of assets. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investing banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. We also face competition from other real estate investment programs for buyers, sellers and tenants that may be suitable for us. We perceive there to be a lower level of competition for certain assets in our portfolio based on, among other things, the characteristics of such assets, the number of willing buyers and the volume of transactions in their respective markets, which may make it challenging for us to sell these assets or attract tenants. Many of our retail tenants face intense competition from online retailers, which impacts demand for our brick-and-mortar retail real estate. A shift to e-commerce sales may adversely impact our retail tenants' sales thus causing those retailers to reduce the number of their retail locations in the future.
Regulations
Our assets are subject to various U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our assets.
Environmental
As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on assets in which we hold an interest, or on assets that may be acquired directly or indirectly in the future.
Employees
At December 31, 2017, we had nine full-time employees, not including consultants and part time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants and third parties, under our supervision, to perform many routine operations for us.
Insurance
We have insurance coverage for our properties which includes the type of coverage and limits we believe to be appropriate for each property and our business operations. Such coverage typically includes commercial general liability and property insurance which, includes property damage and loss of rental income resulting from such perils as fire, windstorm, flood and extended coverage. Our management believes our insurance coverage contains policy terms and conditions and insured limits that are customary for similar properties and operations.
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
As of December 31, 2017, the current lease term for leases representing approximately 2.3% of the rentable square feet and approximately 1.8% of the annualized base rent of the assets in our portfolio will expire in 2018 (not taking into account any renewal options), and an additional 16.3% of the rentable square feet of the assets in our portfolio was vacant. In addition, approximately 18% of our current revenue derives from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset. The lease on this property expires in January of 2020 and if we are unable to re-lease the property, or re-lease on similar terms, our financial condition, cash flows and results of operations would be adversely affected. We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our assets are special use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our asset. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its assets, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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
Certain of our properties are located in weak markets or submarkets. These markets may be experiencing economic slowdowns, little or no job growth, and/or high numbers of vacancies. Additionally, demand for certain types of assets, such as office assets, may have shifted from suburban areas to city centers, or vice versa. Also, with respect to our retail assets, a shift toward increased e-commerce sales could adversely impact the demand for our retail assets if retail tenants reduce the number of their brick-and-mortar locations. The weakness of an asset’s market or submarket may adversely affect our ability to rent such properties, increase rental rates and/or sell such properties, which could have a material adverse effect on our financial condition, cash flows or results of operations.
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
We intend to hold our assets until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. The determination of when a particular asset should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether such disposition will better position the portfolio for a potential future liquidity event, prevailing and projected economic and market conditions, the cash flow being generated by a particular asset, tax implications of a disposition, debt characteristics of the asset, and whether the value of the asset or other investment is anticipated to decline or increase investment opportunities for any proceeds. Even if we do determine to sell an asset, market conditions or individual asset characteristics may negatively affect the value of our assets and therefore reduce our return on the investment or prevent us from selling the asset on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the asset, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the asset. Debt levels may exceed the value of our assets in the future, making it more difficult for us to rent, refinance or sell the assets. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our assets when we decide to do so, or in response to such changing economic or asset-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our assets.
We may not successfully implement our strategy, in which case you may have to hold your investment for an indefinite period.
We are under no obligation to complete our strategy within a specified time period, and market and economic conditions and other factors beyond our control could delay the execution of our strategy. Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We may not be able to control the timing of the sale of our assets, and there can be no assurance that we will be able to sell our assets so as to return any portion of our stockholders’ invested capital, particularly our "non-core" assets, or fully satisfy our debt obligations. Our ability to sell our assets may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of assets characterized as dealer property, which may cause us to forego or defer sales of assets that otherwise would be in our best interests.
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
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller universe of potential buyers for many of the types of assets that comprise our portfolio in comparison to assets in more core real estate sectors, which will likely make it challenging for us to sell our assets.
Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our assets could materially and adversely affect our financial condition and results of operations.
Ownership of real estate is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate assets. Access to the capital that we need to lease, maintain and renovate existing assets is critical to the success of our business. We may not be able to fund tenant improvements, pay leasing commissions or fund capital improvements at our existing assets solely from cash provided from our operating activities. As a result, our ability to fund tenant improvements, pay leasing commissions or fund capital improvements through retained earnings may be restricted. Consequently, we may have to rely upon the availability of debt, net proceeds from the dispositions of our assets or equity capital to fund tenant improvements, pay leasing commissions or fund capital improvements. Our ability to obtain debt on favorable terms or at all may be further limited by the fact that certain properties previously owned by the Company were foreclosed upon. The inability to access capital could impair our ability to compete effectively and harm our business.
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.

Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Internal Revenue Code of 1986, amended (the “Code”) imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial, investment and market conditions and dispose of assets at opportune times, on favorable terms or at all, which may adversely affect our cash flows and our ability to make distributions to stockholders.
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

•
adverse changes in the U.S. federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;

•	changing market demographics;

•	an inability to finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	natural disasters, such as earthquakes, floods or other insured or uninsured losses;

•	war, political conditions or civil unrest, terrorist activities or threats heightened travel security measures instituted in response to these events; and

•	changes in interest rates and availability, cost and terms of financing.
Our assets may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During 2017, we determined that impairment with respect to three of our properties had occurred, resulting in reductions in net carrying value of those assets by an aggregate of $25.8 million. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
In addition, our assets are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our assets may handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation. Our assets incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.
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
Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as the ADA, all public accommodations must meet various U.S. federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.
Our assets are also subject to various U.S. federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, it could materially and adversely affect our revenues and profitability.
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
In connection with operating as a public company, we are required to provide reliable financial statements and reports to our stockholders. We can provide no assurances that our initial accounting policy framework and accounting procedures manual will be adequate to provide reasonable assurance to our stockholders regarding the reliability of our financial reporting and the preparation of our financial statements. In addition, we continue to develop and document current policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with this Annual Report on Form 10-K for the year ending December 31, 2017, our management is required to report on the effectiveness of our internal control over financial reporting. While we undertook substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in implementing or maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to implement and comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause stockholders to lose confidence in our reported financial information.
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
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public reporting and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We do not intend to take advantage of the extended transition period.
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
Although the mortgages on our properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of these properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. No debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property owning subsidiaries' mortgage loans.

Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our assets are held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our properties, fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.
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
MB REIT, one of our wholly owned subsidiaries, is subject to obligations under certain “non-recourse carve-out” indemnity agreements and guarantees that may be deemed to be triggered in the future.
Four of our assets are encumbered by traditional non-recourse debt obligations. In connection with these loans, MB REIT entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against MB REIT if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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
 In addition, other items that are customarily recourse to a non-recourse carve-out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.
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
In addition, in connection with our agreements we have entered, and in the future may enter, into lockbox and cash management agreements pursuant to which all or substantially all of the income generated by our assets will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash may not be distributed to us or will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders necessary to allow us to continue to qualify as a REIT.
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
We may from time to time borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we qualify as a REIT for U.S. federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, capital expenditures for existing assets or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
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
We may require debt financing from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs.  There are currently, and are likely to continue to be, a number of distressed assets in our portfolio that are in danger of becoming subject to foreclosure proceedings.  Lenders may consider the fact that such distressed assets exist within our portfolio when determining whether to advance credit to us in the future, even though each asset is owned by a separate subsidiary.  Additionally, certain of our existing debt financing was entered into prior to our spin-off from InvenTrust.  Due to our reduced size in comparison to

InvenTrust, it may be difficult to refinance our existing debt on favorable terms.  If we are unable to obtain debt financing on favorable terms, or at all, our business, financial condition and results of operations may be adversely affected.
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
We intend to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
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
The historical financial information prior to our spin-off that we have included in this Annual Report has been derived from InvenTrust’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone reporting public company during the periods presented. InvenTrust did not historically account for Highlands as a separate entity, and we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate and shared functions historically provided to us by InvenTrust. These allocation methods varied by function, but were generally based on historical costs of assets. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
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
Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to any applicable U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status for the four taxable years after the year in which we failed to qualify as a REIT.
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
We believe that prior to the separation from InvenTrust, we were a “qualified REIT subsidiary” of InvenTrust. Under applicable Treasury regulations, if either (i) InvenTrust failed to qualify as a REIT in its 2012 through 2016 taxable years or (ii) MB REIT failed to qualify as a REIT for its 2012 taxable year through its taxable year that ended on December 15, 2015 (when MB REIT became a “qualified REIT subsidiary” of InvenTrust), unless such failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT for the four taxable years following the year in which InvenTrust or MB REIT failed to qualify.
Even if we continue to qualify as a REIT for tax purposes, we may face other tax liabilities that reduce our cash flows.
Even if we continue to qualify as a REIT for tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary (“TRS”) that we may form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to liquidate our portfolio, we intend to make dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some or all of our future dispositions may not qualify for that safe harbor. We intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to U.S. federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
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
In order to maintain our qualification as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. However, these ownership limits might delay or prevent a transaction or a change in our control or other business combination opportunities.
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors (prospectively or retroactively), our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT or that compliance is no longer required in order for us to maintain our qualification as a REIT.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income tests applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The recently enacted Tax Cuts and Jobs Act (the ‘‘Act’’) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Act this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.
Additionally, the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
Risks Related to Ownership of Our Common Stock and Our Corporate Structure
There is no established public market for our shares and you may not be able to sell your shares.
Presently, we have no plans to list our shares of common stock on any securities exchange or other market, there is no established trading market for our shares, nor is there any assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of any class or series of our capital stock by any person unless exempted prospectively or retroactively by our board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require us to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a securities exchange or other market by a specified date or provide any other type of liquidity to our stockholders. Therefore, it will be difficult for you to sell your shares promptly or at all, including in the event of an emergency, and if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated value per share.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On January 5, 2018, we announced an estimated value of our common stock equal to $0.33 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2017. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

•
the certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event reflected in our estimated value will be incurred at the level estimated by us; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or required levels, and we may need external sources in order to make such distributions, or we may not be able to make such distributions at all.
We generally intend over time to make annual distributions in an amount at least equal to the amount that will allow us to qualify as a REIT and to avoid current entity-level U.S. federal income taxes, however, we may not have sufficient cash from operations to make a distribution required to maintain our qualification as a REIT. All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield.
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may be available only at commercially unattractive terms, if at all. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for U.S. federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares, the sale of our assets or any other liquidity event may be materially adversely affected.
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
The value of our common stock may be influenced by the dividend yield on our common stock (i.e., the amount of our annual distributions as a percentage of the fair market value of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the value of our common stock to decline.
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
In order for us to maintain our qualification as a REIT under the Code, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Unless exempted by our board of directors, prospectively or retroactively, our charter prohibits any person or group from owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
If anyone transfers shares in a way that would violate the ownership limit, or prevent us from maintaining our qualification as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either purchased by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then the initial intended transfer shall be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are sold if the value of our shares falls between the date of purchase and the date of redemption or sale.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2017, the Company owned 15 assets and two parcels of unimproved land.

General
The following is a list of the assets in the Highlands Portfolio as of December 31, 2017. All assets are 100% owned:

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (a)	Annualized Base Rent (b) (in thousands)	Annualized Base Rent per Leased Square Foot (c)	Significant Tenants
Buerger Brothers Lofts	Denver, CO	Other	Multi-Family	42,561	85.96%	$637	$18.55	n/a
Chamber Lofts	Denver, CO	Other	Multi-Family	38,209	87.55%	639	17.88	n/a
Versacold USA - St. Paul	St. Paul, MN	Net Lease	Industrial	219,664	100%	1,213	5.52	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Net Lease	Industrial	269,985	100%	895	3.31	Versacold USA, Inc.
Trimble	San Jose, CA	Multi-Tenant Office	Multi-Tenant Office	176,905	—%	—	—	n/a
Rolling Plains Detention Facility	Haskell, TX	Net Lease	Correctional Facility	156,316	—%	—	—	n/a
Hudson Correctional Facility	Hudson, CO	Net Lease	Correctional Facility	301,029	100%	10,166	33.77	The GEO Group, Inc.
Bridgeside Point Office Building	Pittsburgh , PA	Multi-Tenant Office	Multi-Tenant Office	153,111	99.41%	4,520	29.7	University of Pittsburgh; Noveome Biotherapeutic; Fisher Scientific
Citizens - Providence	Providence, RI	Net Lease	Bank Branch	51,136	50.22%	396	15.43	Citizens Bank
Palazzo Land	Orlando, FL	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
RDU Land	Raleigh, NC	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
Shops at Sherman Plaza (d)	Evanston, IL	Retail	Retail	152,786	94.01%	2,877	20.03	Fitness International; Barnes & Noble Books; Target
Triangle Center	Longview, WA	Retail	Retail	260,627	94.71%	3,496	14.16	Triangle Bowl; Ross Dress for Less
Market at Hilliard	Hilliard, OH	Retail	Retail	115,221	97.49%	1,707	15.19	Bed Bath & Beyond; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Retail	Retail	193,657	100%	1,830	9.45	Burlington Coat Factory; Dick's Sporting Goods; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Retail	Retail	86,835	93.42%	1,051	12.95	Marmaxx Operating; Dollar Tree
Lincoln Mall	Lincoln , RI	Retail	Retail	445,466	92.56%	5,085	12.33	Stop & Shop; Cinema World; Lincoln Tech; Marshalls
Total				2,663,508	83.71%	$34,512	$15.48

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

(c)	Annualized base rent per leased square foot is computed as annualized rent divided by the total occupied square footage at the end of the period.

(d)	A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042, and the monthly payment as of December 31, 2017 is $1,749.
Several of our assets have one or more tenants responsible for more than 10% of the asset's gross leasable area.

The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last five years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2017	2,663,508	83.71%	$15.48
December 31, 2016	6,190,974	66.69%	$14.52
December 31, 2015	6,656,342	95.2%	$14.00
December 31, 2014	6,656,167	94.5%	$13.86
December 31, 2013	6,650,778	95.4%	$13.88
Lincoln Mall and Sherman Plaza accounted for 10% or more of our total assets as of December 31, 2017.
AT&T-St. Louis, Hudson Correctional Facility and Lincoln Mall accounted for 10% or more of our total revenues for the year ended December 31, 2017.
AT&T-St. Louis
As of December 31, 2016 and 2015, the total GLA for the AT&T-St. Louis asset was 1,461,274. This asset was transferred to our lender via cooperative foreclosure process during the year ended December 31, 2017. See also Note 4, Disposed Assets, to the combined consolidated financial statements.
Hudson Correctional Facility
As of December 31, 2017, 2016 and 2015, the total GLA for Hudson Correctional Facility was 301,029 square feet, the economic occupancy was 100% and the average annual base rent per leased square foot was $33.77.
As of December 31, 2017, Hudson Correctional Facility has one tenant, The Geo Group, Inc., a correctional facility operator, whose economic occupancy is 100% of the total gross leasable square feet. However, the asset has not housed prisoners since October 2013. Its annualized base rent is $10.2 million. If The Geo Group, Inc. does not exercise its renewal option, its lease will expire in 2020. The lease has two ten-year renewal options. Given the niche market for the asset and the fact that the management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public, demand for this asset by other tenants and buyers is expected to be limited.
Lincoln Mall
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Lincoln Mall as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2017	445,466	92.56%	$12.33
December 31, 2016	445,466	92.40%	$12.55
December 31, 2015	445,267	96.35%	$12.29
Significant tenants based on annualized base rent as of December 31, 2017 include Stop and Shop, Inc. and Lincoln Tech.
Sherman Plaza
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Sherman Plaza as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2017	152,786	94.01%	$20.03
December 31, 2016	150,709	88.90%	$20.62
December 31, 2015	150,709	88.95%	$23.39
Significant tenants based on annualized base rent as of December 31, 2017 include Fitness International and Barnes and Noble Booksellers.
Lease Expirations
The following table sets forth lease expirations for all of our assets as of December 31, 2017, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2018	10	49,058	$580,866	2.3%	1.8%	$11.84
2019	21	228,341	2,983,814	10.9%	9.1%	13.07
2020	37	526,376	13,655,519	25.0%	41.7%	25.94
2021	28	292,760	4,964,700	13.9%	15.2%	16.96
2022	11	219,470	2,999,404	10.4%	9.2%	13.67
2023	5	22,036	451,369	1.0%	1.4%	20.48
2024	2	63,200	493,375	3.0%	1.5%	7.81
2025	7	40,741	568,127	1.9%	1.7%	13.94
2026	8	31,655	731,449	1.5%	2.2%	23.11
2027	8	527,488	3,416,853	25.1%	10.4%	6.48
Month to Month	5	12,100	242,945	0.6%	0.7%	20.08
Thereafter	10	90,635	1,657,719	4.3%	5.1%	18.29
	152	2,103,860	$32,746,140	100.0%	100.0%	$15.56

Mortgage Financing
The table below sets forth all material mortgages or other liens or encumbrances against any of our assets as of December 31, 2017. No debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property owning subsidiaries' mortgage loans.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Triangle Center	$19,847	Fixed Principal Plus Interest	5.25%	Only in full, with penalty	5/1/2021
Market at Hilliard(a)	$16,000	Fixed Principal Plus Interest	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
State Street Market	$9,553	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
Buckhorn Plaza(b)	$10,486	Fixed Principal Plus Interest	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026

(a)	Loan was interest only until December 6, 2017.

(b)	Loan was interest only until November 6, 2017.
Item 3. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Richard Vance, age 54, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off, Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Joseph Giannini, age 54, has served as Senior Vice President, Chief Accounting Officer and Treasurer since the Distribution on April 28, 2016. Prior to this, Mr. Giannini served as Vice President, Controller of Property Accounting of InvenTrust, where he was responsible for overseeing the property accounting for the retail and non-core assets. In addition, Mr. Giannini was responsible for reviewing, restructuring and implementing new processes within property accounting. From September 2008 through February 2014, Mr. Giannini served as the Hotel Controller for various affiliates of InvenTrust where he was responsible for all aspects of the hotel accounting, including working with third party property managers for InvenTrust’s 100 plus hotel portfolio. Prior to September 2008, Mr. Giannini held various accounting positions with Lennar Corporation, AMLI Residential and Trammell Crow Residential Midwest. Mr. Giannini received his undergraduate Accounting degree from St. Joseph’s College in Indiana in 1985. He also has a Master of Business Administration degree from Lake Forest Graduate School of Management and is a Certified Public Accountant. He is a member of the AICPA.
Robert J. Lange, age 35, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. Prior to joining the Company, Mr. Lange served as Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust, Highlands’ former parent company. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin - Madison and a Juris Doctor degree, with honors, from the University of Chicago.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On January 5, 2018, we announced an estimated value of our common stock as of December 31, 2017 equal to $0.33 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2017. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of January 3, 2018, reflects values as of December 31, 2017. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities, and also included certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event, further described below. The fair value estimate of our real estate assets is equal to the sum of the individual real estate values.
Generally, Real Globe estimated the value of our wholly-owned real estate, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2027 and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of land assets, a sales comparison approach was utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that our strategy involves a future potential liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining our new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by us. We cannot predict the timing of any potential liquidity event. As a result, the actual fees and expenses incurred by us in connection with the execution of our strategy could differ materially from the amount provided to Real Globe.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2017. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.35 - $0.40 per share on a fully diluted basis. The mid-point in the final range was $0.37 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.

On December 15, 2017, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 31, 2017 equal to $0.33 per share on a fully diluted basis. At a full meeting of our Board held on January 4, 2018, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of December 31, 2017 equal to $0.33 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which estimated value assumes a weighted average terminal capitalization rate equal to 7.77% and a discount rate equal to 8.86% and falls within the range of per share net asset values for the Company’s common stock that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.35	$0.37	$0.40
Terminal Capitalization Rate	7.77%	7.27%	6.77%
Discount Rate	8.86%	8.36%	7.86%
In order to estimate the final range of value, Real Globe deducted $0.02 of certain estimated corporate-level transaction costs that were provided by the Company from the range of value above. The following chart presents the resulting final range of values, net of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event.

Final Range of Value
Share Price
Low	$0.33
Midpoint	$0.35
High	$0.38
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
•the certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event reflected in our estimated value will be incurred at the level estimated by us; or
•the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The estimated value per share was approved by our Board on January 4, 2018 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 12, 2018 we had 169,267 stockholders of record.
Distributions
For the twelve months ended December 31, 2017 and 2016, no cash distributions were paid by us other than distributions made to InvenTrust while we were a wholly-owned subsidiary.
We generally intend over time to make annual distributions in an amount at least equal to the amount that will allow us to qualify as a REIT and to avoid current entity-level U.S. federal income taxes. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:
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

	As of
	December 31, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$329,617	$512,554
Debt, net	$55,273	$380,240

	Year Ended December 31,
	2017	2016	2015
Operating Data:
Total revenues	$55,462	$91,464	$111,837
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,345
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,330
Net income (loss) per common share, basic and diluted	$0.20	$(0.07)	$0.02
Balance Sheet Data:
Cash and cash equivalents	$53,852	$57,129	$26,972
Long-term obligations (a)	$55,886	$381,981	$438,970
Supplemental Measures (unaudited):
Funds from operations (b)	$208,430	$21,762	$50,765
Adjusted funds from operations (b)	$13,849	$22,397	$50,765
Cash Flow Data:
Net cash flows provided by operating activities	$19,979	$38,245	$53,654
Net cash flows provided by investing activities	$9,542	$28,284	$1,971
Net cash flows used in financing activities	$(32,798)	$(36,372)	$(38,944)
(a)    Includes mortgages payable.
(b)    The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP financial measure known as Funds From Operations, or FFO. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property. We have adopted the NAREIT definition in our calculation of FFO as management considers FFO a widely accepted and appropriate measure of performance for REITs. FFO is not equivalent to our net income or loss as determined under GAAP.
Since the definition of FFO was promulgated by NAREIT, management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we also use Adjusted Funds From Operations, or AFFO as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-traded REITs. AFFO is not equivalent to our net income or loss as determined under GAAP.
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

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,345
Less: Net income attributable to non-controlling interests	—	—	(15)
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,330
Depreciation and amortization related to investment assets	17,256	27,252	36,238
Impairment of investment properties	25,849	61,582	—
(Gain) loss on sale of investment properties, net	(8,674)	(3,191)	197
Funds from operations (b)	$208,430	$21,762	$50,765
(Gain) loss on extinguishment of debt	(194,581)	635	—
Adjusted funds from operations (b)	$13,849	$22,397	$50,765
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and AFFO and net income or significant non-cash items from the periods presented (in thousands).We have included this table because these items are not included in NAREIT’s definition of FFO, but we believe these items provide useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between REITs that include similar disclosure.

	Year Ended December 31,
	2017	2016	2015
Amortization of mark to market debt discounts and financing costs	$112	$214	$220
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
Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands REIT.
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity event.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, and improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our Board of Directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity event and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, we expect this strategy will take multiple years to develop and execute.
As of December 31, 2017, our portfolio of assets consisted of two office assets, two industrial assets, six retail assets, two multi-family assets, two correctional facilities, two parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land and multi-family assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 12 to our Combined Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.
Separation from InvenTrust
As a result of the Distribution, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate our separation from InvenTrust, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provide for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and govern certain relationships between us and InvenTrust after the Distribution.
Basis of Presentation

Highlands was formed in December 2015 as a wholly owned subsidiary of InvenTrust. Prior to the Distribution, we and InvenTrust effectuated certain reorganization transactions which were designed to consolidate the ownership of Highlands' asset portfolio into Highlands, transfer four retail assets previously owned directly or indirectly by legal entities that are now subsidiaries of Highlands to InvenTrust, facilitate our separation from InvenTrust and enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2016. The accompanying combined consolidated financial statements for periods prior to the spin-off have been “carved-out” of InvenTrust’s consolidated financial statements and give effect to the completion of the reorganization transactions other than, for periods prior to February 19, 2016, the distribution of four retail assets by a current Highlands subsidiary to InvenTrust. The distribution of the four retail assets was completed on February 19, 2016, and is reflected in the accompanying combined consolidated financial statements as having occurred on such date. The accompanying combined consolidated financial statements prior to the Distribution reflect significant assumptions and allocations, which, among other things, includes allocations of costs from certain corporate and shared functions provided to us by InvenTrust. The allocation methods for corporate and shared services costs vary by function but were generally based on historical costs of assets. InvenTrust allocated to us a portion of corporate overhead costs incurred by InvenTrust based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. We believe that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. InvenTrust also allocated to us a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent our assets were included within the pool of unencumbered assets, we were allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if we had operated as a stand-alone entity during such period and those differences may have been material.
Prior to the Distribution, our financial statements also include transactions in which ordinary course cash transactions were processed by InvenTrust due to InvenTrust’s centralized cash management process on our behalf, such as the repayment of debt, rental receipts and payables in the ordinary course of business, resulting in intercompany transactions between InvenTrust and us. These ordinary course intercompany transactions are considered to be effectively settled at the time of our separation from InvenTrust. Accordingly, these transactions are reflected as distributions to and contributions from InvenTrust in the combined consolidated financial statements.
Based on these presentation matters, our financial position, results of operations and cash flows may not be comparable for 2016 and 2015 as if we had operated as a stand-alone public reporting company. Accordingly, our historical results should not be relied upon as an indicator of future performance.
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
Key Indicators of Operating Performance
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•Cash flow from operations as determined in accordance with GAAP;
•Economic and physical occupancy and rental rates;
•Leasing activity and lease rollover;
•Management of operating expenses;
•Management of general and administrative expenses;
•Debt maturities and leverage ratios;
•Liquidity levels;
•Funds from operations (“FFO”), a supplemental non-GAAP measure and
•Adjusted funds from operations (“AFFO”), a supplemental non-GAAP measure.
See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO and AFFO.
Acquisition and Disposition Activity
During the year ended December 31, 2017, the Company acquired two multi-family assets - Chamber Lofts and Buerger Brothers Lofts - located on contiguous parcels in Denver, Colorado for a gross acquisition price of $19.7 million.
During the years ended December 31, 2017, 2016 and 2015, we disposed of four net lease, seven retail, two multi-tenant office and two other assets. See also Note 4 to the combined consolidated financial statements.
Results of Operations
Comparison of the years ended December 31, 2017, 2016 and 2015
Key performance indicators are as follows:

	As of December 31,
	2017	2016	2015
Economic occupancy (a)	83.7%	66.7%	95.2%
Rent per square foot (b)	$15.48	$13.57	$14.00

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

The increase in occupancy in 2017 is due to the disposition of assets with low or no occupancy.
The decrease in occupancy in 2016 from 2015 is due to the lack of occupancy at the AT&T-Hoffman Estates and Trimble assets and the transition of two assets to partially occupied Multi-Tenant Offices in 2016, from 100% occupied net lease assets in 2015.
Combined Consolidated Results of Operations

	(in thousands)
	For the Year ended December 31,
	2017	2016	2015	2017 Increase/(Decrease)	2016 Increase/(Decrease)
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,330	$237,880	$(78,211)
Net income (loss) attributable to Company increased by $237.9 million to $174.0 million for the year ended December 31, 2017 from a net loss attributable to Company of $63.9 million for the year ended December 31, 2016. The main factors contributing to the increase were the gains on extinguishment of debt in the aggregate amount of $194.6 million related to the conveyance of our AT&T-Hoffman Estates, AT&T-St. Louis and Dulles Executive Plaza assets to our lenders in various cooperative foreclosure proceedings. Other factors include a reduction in the provision for asset impairment charges of $35.7 million, a reduction in interest expense of $19.3 million driven by the reduction in debt and an increase in the gain on the sale of investment properties of $5.5 million related to the sale of three assets during 2017 as compared to one asset during 2016. The increases were partially offset by a decrease in operating income related to the disposition of assets during 2016 and 2017.
Net income (loss) attributable to Company decreased by $78.2 million to a net loss of $63.9 million for the year ended December 31, 2016 from net income of $14.3 million for the year ended December 31, 2015, primarily as a result of an increase in asset impairment charges of $61.6 million related to three assets and a decrease in rental income at AT&T-Hoffman Estates of $9.0 million caused by a lease expiration in August 2016. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.
Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2017	2016	2015	2017 Increase/(Decrease)		2016 Increase/(Decrease)
Income:
Rental income	$47,115	$79,942	$96,960	$(32,827)	(41.1)%	$(17,018)	(17.6)%
Tenant recovery income	7,342	10,856	14,447	(3,514)	(32.4)%	(3,591)	(24.9)%
Other property income	1,005	666	430	339	50.9%	236	54.9%
	55,462	91,464	111,837	(36,002)	(39.4)%	(20,373)	(18.2)%
Operating Expenses:
Property operating expenses	10,871	10,628	10,721	243	2.3%	(93)	(0.9)%
Real estate taxes	7,420	10,739	10,303	(3,319)	(30.9)%	436	4.2%
Depreciation and amortization	17,225	27,303	36,212	(10,078)	(36.9)%	(8,909)	(24.6)%
General and administrative expenses	10,924	14,156	12,241	(3,232)	(22.8)%	1,915	15.6%
Provision for asset impairment	25,849	61,582	—	(35,733)	(58.0)%	61,582	—%
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
Total property income decreased by $36.0 million in the year ended December 31, 2017 compared to the same period in 2016 as a result of the disposition of AT&T-Hoffman Estates, AT&T-St. Louis and Dulles Executive Plaza assets that were transferred to their respective lenders during 2017 as part of cooperative foreclosure processes and the sale of our AT&T-Cleveland asset. In addition, property income was eliminated at one of the correctional facilities during the first quarter of 2017 because the tenant elected not to renew their lease, leaving such property vacant. The conversion of two net lease assets to multi-tenant office assets also caused property operating expenses to increase $0.2 million, or 2.3%, when comparing the twelve months ended December 31, 2017 to the same period in 2016.
Total property income decreased by $20.4 million in the year ended December 31, 2016 compared to the same period in 2015 as a result of changes in occupancy at a multi-tenant office asset and AT&T-Hoffman Estates. In addition, property income decreased due to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015. This transfer activity also caused property operating expenses to decrease $0.1 million, or 0.9%, when comparing the twelve months ended December 31, 2016 to the same period in 2015.
Real Estate Taxes
Real estate taxes decreased $3.3 million for the year ended December 31, 2017 compared to the same period in 2016 as a result of the property dispositions discussed above, which was partially offset by increases in expense from two assets that were operated as net lease assets during portions of 2016 but as multi-tenant offices during the entire year ended December 31, 2017.
Real estate taxes increased $0.4 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of $2.2 million in real estate tax expense accrued for the AT&T-Hoffman Estates asset, which was previously paid by the tenant when the asset was occupied. This was offset by a decrease related to four assets that were transferred to InvenTrust during the first quarter of 2016 and three assets that were transferred to InvenTrust during the first quarter of 2015.
Depreciation and Amortization

Depreciation and amortization decreased by $10.1 million for the year ended December 31, 2017 compared to the same period in 2016 as a result of the sale of the AT&T-Cleveland asset during the fourth quarter of 2016, and the dispositions of AT&T-Hoffman Estates, Dulles Executive Plaza and AT&T-St. Louis at various times during 2017.
Depreciation and amortization decreased by $8.9 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016, the decrease in asset basis related to the reduction in carrying value of the basis of investment properties in connection with separation from InvenTrust and asset impairment charges recorded on three net lease assets.
General Administrative Expenses
General and administrative expenses decreased by $3.2 million to $10.9 million for the year ended December 31, 2017 from $14.2 million for the year ended December 31, 2016. The decrease is primarily related to allocations for four months of certain corporate services and other expenses by InvenTrust based upon our percentage share of the average invested assets of InvenTrust during the twelve months ended December 31, 2016. For the twelve months ended December 31, 2017, we were not allocated such expenses. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury and legal) and outside professional services. Partially offsetting these expense reductions were additional expenses incurred as a result of operating as a stand-alone company, including stock administration expenses, professional fees, and stock-based compensation expenses for the twelve months ended December 31, 2017.
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
Provision for Asset Impairment
For the year ended December 31, 2017, we identified certain assets that may have a reduction in the expected holding period or a major tenant moving out or not renewing an expiring lease, and reviewed the probability of these properties' disposition. We recorded an impairment of investment properties of $25.8 million on one net lease asset, one land parcel and one multi-tenant office asset for the year ended December 31, 2017.
For the year ended December 31, 2016, we recorded an impairment of investment properties of $61.6 million on three net lease assets.
For the year ended December 31, 2015, we recorded no asset impairment charges.
Non-Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2017	2016	2015	2017 Increase/(Decrease)		2016 Increase/(Decrease)
Non-operating income and expenses:
Interest income	$156	$7	$1	$149	2,128.6%	$6	600.0%
Gain (loss) on sale of investment properties	8,674	3,191	(197)	5,483	171.8%	3,388	(1,719.8)%
Gain (loss) on extinguishment of debt	194,581	(635)	—	195,216	(30,742.7)%	(635)	—%
Other income (loss)	1,451	(113)	(11)	1,564	(1,384.1)%	(102)	927.3%
Interest expense	(13,888)	(33,146)	(27,757)	19,258	(58.1)%	(5,389)	19.4%
Gain (loss) on Sale of Investment Properties
During the year ended December 31, 2017, the gain on sale of investment properties was $8.7 million, which is attributed to Highlands' sale of two land parcels and one multi-tenant office asset during 2017.
During the year ended December 31, 2016, the gain on sale of investment properties was $3.2 million, which is attributed to Highlands' sale of one net lease asset during 2016.
During the year ended December 31, 2015, the loss on sale of investment properties was $.2 million, which is attributed with a net lease asset sold by InvenTrust during 2015.
Gain (loss) on Extinguishment of Debt
During the year ended December 31, 2017, the gain on extinguishment of debt was $194.6 million, which is attributed to two net lease assets and one multi-tenant office asset transferred to their respective lenders during 2017 in cooperative foreclosure proceedings.
During the year ended December 31, 2016, the loss on extinguishment of debt was $0.6 million, which is attributed to one net lease asset sold during 2016.
Other Income (Loss)
Other income increased by $1.6 million to $1.5 million for the year ended December 31, 2017 primarily related to the collection of a previously written-off construction deposit, net of legal fees, related to one of the land parcels located in Orlando, Florida.
Other loss increased by $0.1 million to $0.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This was primarily driven by wind down costs for two previously disposed assets.
Interest Expense
Interest expense decreased by $19.3 million to $13.9 million for the year ended December 31, 2017 from $33.1 million for the year ended December 31, 2016 primarily attributable to a decrease in the principal amount of our debt (including mortgages, the note payable with InvenTrust and the allocation of lines of credit from InvenTrust) to $55.3 million as of December 31, 2017, from $380.2 million as of December 31, 2016. Another factor contributing to the reduction in interest expense was the extinguishment of default interest on the mortgage debt that terminated when the AT&T-Hoffman Estates, AT&T-St. Louis and Dulles Executive Plaza assets were transferred to their respective lenders in cooperative foreclosure proceedings. Additionally, two mortgages on our retail assets were refinanced during the fourth quarter of fiscal 2016 at more favorable interest rates.
Interest expense increased by $5.4 million to $33.1 million for the year ended December 31, 2016 from $27.8 million for the year ended December 31, 2015. This was primarily driven by loans subject to hyper-amortization and default interest rates.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of December 31, 2017:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2018	10	49,058	$581	2.3%	1.8%	$11.84
2019	21	228,341	2,984	10.9%	9.1%	13.07
2020	37	526,376	13,656	25.0%	41.7%	25.94
2021	28	292,760	4,965	13.9%	15.2%	16.96
2022	11	219,470	2,999	10.4%	9.2%	13.67
2023	5	22,036	451	1.0%	1.4%	20.48
2024	2	63,200	493	3.0%	1.5%	7.81
2025	7	40,741	568	1.9%	1.7%	13.94
2026	8	31,655	731	1.5%	2.2%	23.11
2027	8	527,488	3,417	25.1%	10.4%	6.48
Month to Month	5	12,100	243	0.6%	0.7%	20.08
Thereafter	10	90,635	1,658	4.3%	5.1%	18.29
	152	2,103,860	$32,746	100.0%	100.0%	$15.56
The following table represents new and renewed leases that commenced in the year ended December 31, 2017.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	6	54,476	$21.08	8.56
Renewals	9	247,215	$15.81	1.94
Total	15	301,691	$16.76	3.14
During the year ended December 31, 2017, 15 new leases and renewals commenced with gross leasable area totaling 301,691 square feet. The weighted average lease term for new and renewal leases was 8.56 and 1.94 years, respectively.
As of December 31, 2016, 27 new leases and renewals commenced with gross leasable area totaling 481,021 square feet. The weighted average lease term for new and renewal leases was 1.49 and 2.21 years, respectively.

Critical Accounting Policies and Estimates
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
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the combined consolidated statements of operations over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.
We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

•	Estimate the value of the property “as if vacant” as of the acquisition date;

•	Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

•
Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);

•	Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any, and value the favorable or unfavorable debt position acquired; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

We recognize gains and losses from sales of investment properties and land at the time of sale using the full accrual method when the following criteria are met: sales are consummated; usual risks and rewards of ownership have been transferred to buyers; we have no substantial continuing involvement with the property; and any sales related receivables are not subject to future subordination. If these criteria are not all met, we defer the gains and recognize them when the criteria are met. If the full accrual method is not followed, the possible alternative is to use either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
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
Assets Held for Sale
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

There were no assets held for sale on the consolidated balance sheet as of December 31, 2017 and December 31, 2016.
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
Income Taxes
The Company was qualified and taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income.
Prior to the Distribution the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which had elected to be taxed as a REIT and had operated in a manner intended to qualify as a REIT under the Code. As a QRS, the Company was disregarded as separate entity from InvenTrust for U.S. federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the Company were treated for U.S. federal income tax purposes as those of InvenTrust.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), has operated in a manner intended to qualify to be taxed as a REIT. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. Following the Distribution, MB REIT became a QRS of the
Company. As a QRS of the Company, MB REIT is disregarded as a separate entity from the Company for U.S. federal income tax purposes and all assets, liabilities and items of income, deduction and credit of MB REIT are treated for U.S. federal income tax purposes as those of the Company's.
Liquidity and Capital Resources
As of December 31, 2017, we had $53.9 million of cash and cash equivalents, and $2.2 million of restricted escrows.
Our principal demands for funds have been or will be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to fund distributions;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 18% of our revenue for the year ended December 31, 2017 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a combined consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2017 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of December 31, 2017	Weighted average interest rate, fixed
2018	$—	—%
2019	—	—%
2020	—	—%
2021	19,847	5.25%
2022	9,553	5.24%
Thereafter	26,486	4.56%
Total	$55,886	4.92%
As of December 31, 2017 and December 31, 2016, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property owning subsidiaries' mortgage loans.
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
Mortgage loans outstanding as of December 31, 2017 and December 31, 2016 were $55.9 million and $382.0 million and had a weighted average interest rate of 4.92% and 8.27% per annum, respectively. For the year ended December 31, 2017 and 2016, we had no additional borrowings secured by mortgages on our assets.

On November 5, 2015, InvenTrust entered into a term loan credit agreement for a $300 million unsecured credit facility. The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The term loan credit facility is subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. As of the Distribution, the Company no longer has an allocated portion of the unsecured credit facility, therefore, as of December 31, 2017 and December 31, 2016, the Company’s allocated portion of the term loan was $0. As of December 31, 2015, the Company’s allocated portion of the unsecured credit facility was $17.9 million and the interest rate was 1.59%.
Capital Expenditures and Reserve Funds
During the twelve months ended December 31, 2017, we made total capital expenditures of $8.8 million. Our total capital expenditures in 2016 and 2015 were $1.5 million and $4.1 million, respectively.
Summary of Cash Flows
Comparison of the years ended December 31, 2017 and December 31, 2016

	(in thousands)
	For the Year ended December 31,
	2017	2016	2015
Cash provided by operating activities	$19,979	$38,245	$53,654
Cash provided by investing activities	9,542	28,284	1,971
Cash used in financing activities	(32,798)	(36,372)	(38,944)
(Decrease) increase in cash and cash equivalents	(3,277)	30,157	16,681
Cash and cash equivalents, at beginning of period	57,129	26,972	10,291
Cash and cash equivalents, at end of period	$53,852	$57,129	$26,972
Cash provided by operating activities was $20.0 million, $38.2 million and $53.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities decreased $18.3 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of the disposition of assets at the end of 2016 and during 2017. See also Note 4 to the combined consolidated financial statements. Cash provided by operating activities decreased $15.4 million when comparing the year ended December 31, 2016 to the same period in 2015 as a result of four assets that were transferred to InvenTrust during the first quarter of 2016 and the lack of occupancy at AT&T-Hoffman Estates.
Cash provided by investing activities was $9.5 million, $28.3 million and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Cash provided by investing activities decreased $18.7 million when comparing the year ended December 31, 2017 to the same period in 2016. During the year ended December 31, 2017, cash provided by proceeds from the sale of investment properties, net was $38.2 million offset by cash used to purchase a property for $19.7 million, payments for capital expenditures of $8.8 million and payments for leasing fees of $0.4 million. In the year ended December 31, 2016, net cash provided by proceeds from the sale of investment properties was $30.6 million. During the year ended December 31, 2016, payments for capital expenditures were $1.5 million and payments for leasing fees were $0.8 million. In the year ended December 31, 2015, net cash provided by proceeds from sale of investment properties was $7.9 million.
Cash used in financing activities was $32.8 million, $36.4 million and $38.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Cash used in financing activities for the year ended December 31, 2017 was primarily related to principal payments on mortgage debt of $6.2 million and the payoff of one mortgage of $30.3 million. Cash used in financing activities for the year ended December 31, 2016 was primarily due to principal payments of mortgage debt of $14.9 million, net proceeds from refinancing mortgage debt of $26.5 million and net distributions to InvenTrust of $4.2 million. Cash used in financing activities for the year ended December 31, 2015 was primarily due to principal payments of mortgage debt of $21.2 million, net distributions to InvenTrust of $13.0 million and cash dividends paid of $4.6 million.
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
Distributions
For the years ended December 31, 2017 and 2016, other than distributions prior to the Distribution, no cash distributions were paid by Highlands.
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
Contractual Obligations
The table below represents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest of $15.66 million) as of December 31, 2017.

		Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$71,542	$3,839	$28,674	$12,135	$26,895
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
Off-Balance Sheet Arrangements
As of December 31, 2017, December 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.
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
Although all of our borrowings as of December 31, 2017 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interests rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. See to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings” for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of December 31, 2017, we did not have any variable rate loans outstanding.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Index
Item 8. Combined Consolidated Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	49
Combined Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2017 and 2016	50
Combined Consolidated Statements of Operations for the year ended December 31, 2017, 2016, and 2015	51
Combined Consolidated Statements of Equity for the year ended December 31, 2017, 2016, and 2015	52
Combined Consolidated Statements of Cash Flows for the year ended December 31, 2017, 2016, and 2015	53
Notes to Combined Consolidated Financial Statements	55
Real Estate and Accumulated Depreciation (Schedule III)	75
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to the combined consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors Highlands REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. and its Predecessors (the Company) as of December 31, 2017 and 2016, the related combined consolidated statements of operations, equity, and cash flow for each of the years in the three-year period ended December 31, 2017, the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 16, 2018

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Investment properties
Land	$79,163	$121,027
Building and other improvements	296,204	394,022
Construction in progress	483	530
Total	375,850	515,579
Less accumulated depreciation	(109,928)	(84,651)
Net investment properties	265,922	430,928
Cash and cash equivalents	53,852	57,129
Restricted cash and escrows	2,155	7,034
Accounts and rents receivable (net of allowance of $850 and $478)	4,897	9,997
Intangible assets, net	561	3,253
Deferred costs and other assets	2,230	4,213
Total assets	$329,617	$512,554
Liabilities
Debt, net	$55,273	$380,240
Accounts payable and accrued expenses	11,048	42,899
Intangible liabilities, net	3,413	3,831
Other liabilities	1,786	2,304
Total liabilities	$71,520	$429,274
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 868,423,581 shares issued and outstanding as of December 31, 2017	8,684	8,649
Additional paid-in capital	1,406,460	1,405,677
Accumulated distributions in excess of net income	(1,157,047)	(1,331,046)
Total stockholders’ equity	258,097	83,280
Total liabilities and stockholders' equity	$329,617	$512,554

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental income	$47,115	$79,942	$96,960
Tenant recovery income	7,342	10,856	14,447
Other property income	1,005	666	430
Total revenues	$55,462	$91,464	$111,837
Expenses
Property operating expenses	10,871	10,628	10,721
Real estate taxes	7,420	10,739	10,303
Depreciation and amortization	17,225	27,303	36,212
General and administrative expenses	10,924	14,156	12,241
Provision for asset impairment	25,849	61,582	—
Total expenses	$72,289	$124,408	$69,477
Operating (loss) income	$(16,827)	$(32,944)	$42,360
Interest income	156	7	1
Gain (loss) on sale of investment properties	8,674	3,191	(197)
Gain (loss) on extinguishment of debt	194,581	(635)	—
Other income (loss)	1,451	(113)	(11)
Interest expense	(13,888)	(33,146)	(27,757)
Income (loss) income before income taxes	$174,147	$(63,640)	$14,396
Income tax expense	(148)	(241)	(51)
Net income (loss)	$173,999	$(63,881)	$14,345
Less: Net income attributable to non-controlling interests	—	—	(15)
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,330
Net income (loss) per common share, basic and diluted	$0.20	$(0.07)	$0.02
Weighted average number of common shares outstanding, basic and diluted	867,687,575	864,654,841	862,014,421

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Statements of Equity
(Amounts in thousands, except share amounts)
For the years ended December 31, 2017, 2016, and 2015

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Non- Controlling Interests	Total
	Shares	Amount

Balance at January 1, 2015	—	$—	$1,593,858	$(1,276,875)	$125	$317,108
Net income	—	—	—	14,330	15	14,345
Dividends paid	—	—	—	(4,620)	—	(4,620)
Distributions to non-controlling interests	—	—	—	—	(15)	(15)
Preferred Stock Redemption	—	—	—	—	(125)	(125)
Distributions to InvenTrust	—	—	(155,332)	—	—	(155,332)
Contributions from InvenTrust	—	—	95,492	—	—	95,492
Balance at December 31, 2015	—	$—	$1,534,018	$(1,267,165)	$—	$266,853

Net loss	—	—	—	(63,881)	—	(63,881)
Issuance of common shares and reduction in carryover basis in connection with separation from InvenTrust	862,205,672	8,622	(85,205)	—	—	(76,583)
Repurchase of common shares, net	(191,251)	(2)	(67)	—	—	(69)
Share-based compensation	2,876,546	29	1,426	—	—	1,455
Distributions to InvenTrust	—	—	(129,853)	—	—	(129,853)
Contributions from InvenTrust	—	—	85,358	—	—	85,358
Balance at December 31, 2016	864,890,967	$8,649	$1,405,677	$(1,331,046)	$—	$83,280

Net income	—	—	—	173,999	—	173,999
Share-based compensation	3,532,614	35	783	—	—	818
Balance at December 31, 2017	868,423,581	$8,684	$1,406,460	$(1,157,047)	$—	$258,097

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$173,999	$(63,881)	$14,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,256	27,252	36,238
Amortization of above and below market leases, net	(416)	(825)	(435)
Amortization of debt discounts and financing costs	112	214	220
Straight-line rental income	271	558	2,265
(Gain) loss on extinguishment of debt	(194,581)	635	—
(Gain) loss on sale of investment properties, net	(8,674)	(3,191)	197
Provision for asset impairment	25,849	61,582	—
Non-cash stock-based compensation expense	1,438	2,642	—
Changes in assets and liabilities:
Restricted escrows and other assets	(6,426)	(3,678)	—
Accounts and rents receivable	458	(310)	(91)
Settlement of balance due from InvenTrust	228	—	—
Deferred costs and other assets	(517)	(762)	681
Accounts payable and accrued expenses	11,305	17,199	1,549
Other liabilities	(323)	810	(1,315)
Net cash flows provided by operating activities	$19,979	$38,245	$53,654
Cash flows from investing activities:
Capital expenditures and tenant improvements	(8,833)	(1,530)	(4,083)
Proceeds from sale of investment properties, net	38,193	30,577	7,860
Acquisition of investment properties	(19,702)	—	—
Proceeds from insurance settlement	545	—	—
Payment of leasing fees	(388)	(763)	(2,256)
Restricted escrows and other assets	(273)	—	450
Net cash flows provided by investing activities	$9,542	$28,284	$1,971
Cash flows from financing activities:
Distributions to InvenTrust	—	(63,206)	(100,766)
Contributions from InvenTrust	—	67,444	87,765
Proceeds from mortgage debt and note payable	—	26,500	—
Payoff of mortgage debt and note payable	(30,273)	(50,681)	—
Principal payments of mortgage debt	(6,209)	(14,893)	(21,183)
Restricted escrows	4,678	—	—
Payment of loan fees and deposits	—	(653)	—
Dividends paid	—	—	(4,620)
Distributions paid to non-controlling interests	—	—	(15)
Preferred stock redemption	—		(125)
Repurchase of common shares	—	(69)	—
Payment for tax withholding for share-based compensation	(994)	(814)	—
Net cash flows used in financing activities	$(32,798)	$(36,372)	$(38,944)
Net (decrease) increase in cash and cash equivalents	(3,277)	30,157	16,681
Cash and cash equivalents, at beginning of year	57,129	26,972	10,291
Cash and cash equivalents, at end of year	$53,852	$57,129	$26,972

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Combined Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,933	$18,541	$24,394
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$920	$241	$118
Mortgage loans payable and related obligations settled	$318,185	$—	$—
Real estate transferred to mortgage lender	$(123,604)	$—	$—
Change in allocation of InvenTrust unsecured credit facility	$—	$(17,914)	$(7,779)
Distribution of assets and liabilities of zero and four assets, respectively, to InvenTrust, net	$—	$66,647	$54,566
Reduction in carryover basis in connection with separation from InvenTrust	$—	$76,583	$—

See accompanying notes to the combined consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of single and multi-tenant office assets, industrial assets, retail assets, correctional facilities, two multi-family assets, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Notes 6 and 15 for more details.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 9.
As of December 31, 2017, the Company owned 15 assets and two parcels of unimproved land. As of December 31, 2016, the Company owned 17 assets and four parcels of unimproved land.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

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
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust pursuant to the Distribution. Prior to the Distribution, the accompanying historical combined consolidated financial statements did not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that had been “carved-out” of InvenTrust’s consolidated financial statements and reflected significant assumptions and allocations. The combined consolidated financial statements reflect the operations of certain assets and liabilities that had been historically held by InvenTrust, but which were specifically identifiable or attributable to the Company. Prior to the Distribution, the accompanying combined consolidated financial statements included allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust. InvenTrust allocated to the Company a portion of corporate overhead costs incurred by InvenTrust based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expense. As InvenTrust managed various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. InvenTrust also allocated to the Company a portion of InvenTrust’s unsecured credit facility and the related interest expense. The unsecured credit facility was subject to a borrowing base consisting of a pool of unencumbered assets. To the extent the Company’s assets were included within the pool of unencumbered assets, the Company was allocated a portion of the unsecured credit facility. However, actual costs may have differed from allocated costs if the Company had operated as a standalone entity during such period and those differences may have been material.
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
Revenue Recognition

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

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
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the combined consolidated statements of operations over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.
We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

•	Estimate the value of the property “as if vacant” as of the acquisition date;

•	Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

•
Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);

•	Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any, and value the favorable or unfavorable debt position acquired; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 360-20, “Real Estate Sales”. The Company recognizes gains and losses from sales of investment properties at the time of sale using the full accrual method when the following criteria are met: sales are consummated; usual risks and rewards of ownership have been transferred to buyers; we have no substantial continuing involvement with the property; and any sales related receivables are not subject to future subordination. If these criteria are not all met, we defer the gains and recognize them when the criteria are met. If the full accrual method is not followed, the possible alternative is to use either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
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
Assets Held for Sale
Beginning with the year ended December 31, 2014, all asset disposals have been included as a component of income from continuing operations unless they qualify as a significant shift in our business strategy.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.
There were no assets held for sale on the consolidated balance sheet as of December 31, 2017 and December 31, 2016.
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
During the year ended December 31, 2017, the Company identified certain assets which may have a reduction in the expected holding period, a reduction in occupancy or a reduction in fair market value which represented an impairment trigger, and recorded an impairment of investment properties of $25,849 on one net lease asset, one land parcel and one multi-tenant office asset. The Company recorded $25,849 and $61,582 of impairments during the years ended December 31, 2017 and 2016, respectively. See Note 10 to the combined consolidated financial statements for additional information.
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
Income Taxes
The Company is taxed as, and operates in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it qualifies as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income.
Prior to the Distribution, the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which had elected to be taxed as a REIT and had operated in a manner intended to qualify as a REIT under the Code. As a QRS, the Company was

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

disregarded as a separate entity from InvenTrust for U.S. federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company were treated for U.S. federal income tax purposes as those of InvenTrust.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), previously elected and operated so as to qualify to be taxed as a REIT under the Code. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a result of certain pre-Distribution reorganization transactions, following the Distribution, MB REIT is currently disregarded as a separate entity from the Company for U.S. federal income tax purposes and is a QRS of the Company. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for U.S. federal income tax purposes as those of the Company.
Recently Issued Accounting Pronouncements
In May 2014 , the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 (as codified in ASC 606) is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as subsequently amended in conjunction with ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), comprise ASU Topic 606, Revenue Recognition, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. In evaluating all of our revenue streams, the majority of our revenues result from leasing transactions that are not within the scope of the new standard and will be governed by the recently issued leasing guidance (see ASU No. 2016-02 below). As a result, the Company has concluded that the new revenue guidance will not have a material impact on its recognition and disclosure of revenue. The Company will adopt the standard effective January 1, 2018 and plans to use the modified retrospective approach.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. The adoption of ASC 610-20 on January 1, 2018 will not have a significant impact on our combined consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our combined consolidated financial statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company has early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the combined consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of ASU 2017-09 did not have a material impact on the combined consolidated financial statements.
3. Acquired Assets
The Company records identifiable assets and liabilities acquired at fair value. During the year ended December 31, 2017, the Company acquired two buildings for a gross acquisition price of $19,702. Although acquired in a single transaction on August 21, 2017, the special purpose entity that now owns these assets contains the operations of the two distinct multi-family assets, Buerger Brothers Lofts and Chamber Lofts which are managed independently, and have been determined by management to be accounted for as two distinct assets. Under the newly adopted ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $100 during the year ended December 31, 2017.
4. Disposed Assets
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the non-recourse Commercial Mortgage-Backed Security (“CMBS”) debt was fully extinguished. Upon conveyance of the asset, the Company was fully released from its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on extinguishment of debt in the amount of $4,514 for the year ended December 31, 2017.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which was approved by the court on May 18, 2017. The court-appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on extinguishment of debt in the amount of $112,600 for the year ended December 31, 2017.
On August 22, 2017, the AT&T-St. Louis asset was sold via sheriff's sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

lender. The Company recognized a gain on extinguishment of debt in the amount of $77,466 for the year ended December 31, 2017.
For the year ended December 31, 2017, the Company recorded a gain on extinguishment of debt of $194,581. For the year ended December 31, 2016 the Company recorded a loss on extinguishment of debt of $635.
The Company sold one multi-tenant office asset and two land parcels during the year ended December 31, 2017 for an aggregate gross disposition price of $39,415. The table below reflects sales activity for the year ended December 31, 2017 for the three assets included in the combined consolidated statements of operations.

Property	Date	Gross Disposition Price
Denver Highlands	10/16/2017	$8,000
Sand Lake land	10/26/2017	27,500
North Pointe land	11/30/2017	3,915
		$39,415
The Company sold AT&T-Cleveland during the year ended December 31, 2016 for a gross disposition price of $32,000.
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
The Company sold Citizens Manchester during the year ended December 31, 2015 for a gross disposition price of $8,200.
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
For the years ended December 31, 2017 and 2016, the Company recorded a gain on the sale of investment properties of $8,674 and $3,191, respectively. For the year ended December 31, 2015 the Company recorded a loss on the sale of investment properties of $197.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year Ended December 31,
	2017	2016
Accrued real estate taxes	$6,488	$5,734
Accrued compensation	1,919	2,156
Accrued interest payable	206	32,654
Other accrued expenses	2,435	2,356
Total accounts payable and accrued expenses	$11,048	$42,899

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the year ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
General and administrative expense allocation (a)	$—	$3,324	$11,739
Transition services fees (b)	$—	$96	$—
Other reimbursements (c)	$56	$—	$—

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

(c)
The Separation and Distribution Agreement with InvenTrust called for reimbursement of insurance premiums for a six year term starting April 28, 2016, which the Company began accruing during the third quarter of the year ended December 31, 2017 when the Company received information to reasonably estimate the expense attributable to the Company.

As of December 31, 2015 the Company was allocated a portion of InvenTrust's unsecured credit facility of $17,914. Subsequent to the Distribution, the Company is no longer allocated any portion of InvenTrust's debt.
7. Leases
Operating Leases
Minimum lease payments to be received under operating leases, assuming no expiring leases are renewed, are as follows:

For the Year Ended December 31,	Minimum Lease Payment
2018	$33,043
2019	31,023
2020	19,068
2021	13,545
2022	8,741
Thereafter	32,678
Total	$138,098

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

The remaining lease terms range from one year to fifteen years. The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the combined consolidated statements of operations. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the combined consolidated statements of operations.
8. Intangible Assets
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2017 and 2016.

	Balance as of December 31,
	2017	2016
Intangible Assets:
Acquired in-place lease	$18,903	$45,626
Acquired above market lease	127	127
Accumulated amortization	(18,469)	(42,500)
Intangible assets, net	$561	$3,253
Intangible liabilities:
Acquired below market lease	8,106	8,106
Accumulated amortization	(4,693)	(4,275)
Intangible Liabilities, net	$3,413	$3,831
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to other property income. Amortization pertaining to the above market lease costs was applied as a reduction to other property income. Amortization pertaining to the below market lease costs was applied as an increase to other property income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2017, 2016, and 2015.

	For the years ended December 31,
	2017	2016	2015
Amortization of:
Acquired above market lease	$(2)	$(18)	$(127)
Acquired below market lease	418	843	562
Net rental income increase	$416	$825	$435
Acquired in-place lease intangibles	$2,997	$6,526	$7,492

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2017.

	2018	2019	2020	2021	2022	Thereafter	Total
Amortization of:
Acquired above market lease	$(2)	$(2)	$(2)	$(2)	$(2)	$(4)	$(14)
Acquired below market lease	409	380	313	297	297	1,717	3,413
Net rental income increase	$407	$378	$311	$295	$295	$1,713	$3,399

Acquired in-place lease intangibles	$501	$46	$—	$—	$—	$—	$547
9. Debt
During the years ended December 31, 2017 and 2016, the following principal debt transactions occurred:

Balance at December 31, 2015	$438,970
New financings	26,500
Paydown of InvenTrust line of credit allocation	(17,914)
Paydown of debt	(65,575)
Balance at December 31, 2016	$381,981
Transfer of mortgages payable to lenders	(289,611)
Paydown of debt	(36,484)
Balance at December 31, 2017	$55,886
Mortgages Payable
Mortgage loans outstanding as of December 31, 2017 and December 31, 2016, net of unamortized deferred financing costs, were $55,273 and $380,240, respectively, and had a weighted average interest rate of 4.92% and 8.27% per annum, respectively. Deferred financing costs, net, as of December 31, 2017 and December 31, 2016 were $613 and $1,741, respectively. As of December 31, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2037, as follows:

For the year ended December 31,	As of December 31, 2017	Weighted average interest rate
2018	$—	—%
2019	—	—%
2020	—	—%
2021	19,847	5.25%
2022	9,553	5.24%
Thereafter	26,486	4.56%
Total	$55,886	4.92%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2017 and December 31, 2016, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2017 and December 31, 2016, the Company is in compliance with such covenants in all material respects.
10. Fair Value Measurements
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
Non-Recurring Measurements
During the year ended December 31, 2017, the Company identified certain assets which may have a reduction in the expected holding period, a reduction in occupancy or a reduction in fair market value which represented an impairment trigger, and recorded an impairment of investment properties of $25,849 on one net lease asset, one land parcel and one multi-tenant office asset. The following table presents these assets measured at fair value on a nonrecurring basis as of December 31, 2017 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
December 31, 2017
Investment Properties	—	—	$33,257	(a)	$33,257	$25,849

(a)
The estimate of fair value of the land parcel and retail asset was based on recent negotiations for the sale of these assets to third parties.   The estimate of fair value relating to the correctional facility's impairment analysis was based on a 10-year discounted cash flow model. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 5.50% to 10.50% and discount rates ranging from 7.00% to 13.50% were utilized in the models and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

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
(Amounts in thousands, except share and per share amounts)
December 31, 2017

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2017 and as of December 31, 2016.

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$55,886	$56,862	$381,981	$382,906
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.35% and 4.35% per annum as of December 31, 2017 and December 31, 2016. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.10% to 4.92% and 4.09% to 4.93% as of December 31, 2017 and December 31, 2016, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
11. Income Taxes
The Company is taxed and operates in a manner that will allow the Company continue to qualify as a REIT for U.S. federal income tax purposes beginning with the Company’s short taxable year commencing immediately prior to the Company’s separation from InvenTrust and ending on December 31, 2016. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to continue to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income.
Prior to the Distribution, the Company was a qualified REIT subsidiary (“QRS”) of InvenTrust, which had elected to be taxed as a REIT and had operated in a manner intended to qualify as a REIT under the Code. As a QRS, the Company was disregarded as a separate entity from InvenTrust for U.S. federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the Company were treated for U.S. federal income tax purposes as those of InvenTrust.
As discussed above a REIT has a requirement to distribute at least 90% of its taxable income (subject to certain adjustments) to its stockholders each year. For the year ended December 31, 2016, the Company had a taxable loss and did not have a distribution requirement. It is the Company’s intention to adhere to the REIT distribution requirements for the year ended December 31, 2017, including applying the throwback provisions under IRC §858 (a), to maintain its REIT status and obtain a full dividends paid deduction.
The Company’s subsidiary, MB REIT (Florida), Inc. (“MB REIT”), previously elected and operated so as to qualify to be taxed as a REIT under the Code. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a QRS of InvenTrust and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a result of certain pre-Distribution reorganization transactions, following the Distribution, MB REIT is currently disregarded as a separate entity from the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

Company for U.S. federal income tax purposes and is a QRS of the Company. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for U.S. federal income tax purposes as those of the Company.
During the years ended December 31, 2017, 2016 and 2015, respectively, an income tax expense of $148, $241, and $51 was included on the combined consolidated statements of operations. The Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the twelve months ended December 31, 2017, 2016 and 2015, there was $155, $0 and $0 U.S. federal excise tax accrual recorded.
On December 22, 2017, the Act was passed into law, which resulted in significant U.S. federal income tax reform. The Company conducted a review of the Acts impact to Highlands and determined there was no impact to the Company's accounting for the income tax as of December 31, 2017.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2017. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. The Company has no material interest or penalties relating to income taxes recognized in the combined consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 or in the consolidated balance sheets as of December 31, 2017 and 2016. As of December 31, 2017, the Company's, including its predecessors', 2016, 2015 and 2014 tax years remain subject to examination by U.S. and various state tax jurisdictions.
12. Segment Reporting
The Company currently has three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s multi-family and unimproved land assets are presented below in Other. The following table summarizes net property operations income by segment for the year ended December 31, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$47,115	$23,207	$16,536	$6,962	$410
Tenant recovery income	7,342	289	7,098	(117)	72
Other property income	1,005	60	423	383	139
Total income	55,462	23,556	24,057	7,228	621
Operating expenses and real estate taxes	18,291	3,702	9,134	3,782	1,673
Net operating income (loss)	$37,171	$19,854	$14,923	$3,446	$(1,052)
Non-allocated expenses (a)	(28,149)
Other income and expenses (b)	(12,429)
Provision for asset impairment (c)	(25,849)
Gain on sale of investment properties (d)	8,674
Gain on extinguishment of debt (e)	194,581
Net income	$173,999
Balance Sheet Data
Real estate assets, net (f)	$266,483	$42,671	$147,971	$46,791	$29,050
Non-segmented assets (g)	63,134
Total assets	329,617
Capital expenditures	$8,833	$—	$1,279	$7,381	$173

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $25,849 related to one multi-tenant office, one net lease asset and one land parcel.

(d)	Gain on the sale of investment properties is related to two land parcels and one multi-tenant office asset.

(e)	Gain on extinguishment of debt is related to two net lease and one multi-tenant office assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

(f)	Real estate assets include intangible assets, net of amortization.

(g)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations income by segment for the year ended December 31, 2016.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$79,942	$49,298	$17,794	$12,850	$—
Tenant recovery income	10,856	2,974	7,330	552	—
Other property income	666	532	97	3	34
Total income	91,464	52,804	25,221	13,405	34
Operating expenses and real estate taxes	21,367	6,402	9,349	4,479	1,137
Net operating income (loss)	$70,097	$46,402	$15,872	$8,926	$(1,103)
Non-allocated expenses (a)	(41,459)
Other income and expenses (b)	(33,493)
Provision for asset impairment (c)	(61,582)
Gain on sale of investment properties (d)	3,191
Loss on extinguishment of debt (d)	(635)
Net income	$(63,881)
Balance Sheet Data
Real estate assets, net (e)	$434,180	155,288	153,650	93,611	31,631
Non-segmented assets (f)	$78,374
Total assets	$512,554
Capital expenditures	$1,530	—	751	775	4

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, interest expense, other loss, and income tax expense.

(c)	Provision for asset impairment includes $61,582 related to three net lease assets.

(d)	Gain on sale of investment properties and loss on extinguishment is related to the disposition of one net lease asset.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

The following table summarizes net property operations income by segment for the year ended December 31, 2015.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	96,960	63,323	24,275	9,362	—
Tenant recovery income	14,447	3,740	10,061	646	—
Other property income	430	37	261	98	34
Total income	111,837	67,100	34,597	10,106	34
Operating expenses and real estate taxes	21,024	3,877	12,726	3,205	1,216
Net operating income (loss)	90,813	63,223	21,871	6,901	(1,182)
Non-allocated expenses (a)	(48,453)
Other income and expenses (b)	(28,015)
Less: net income attributable to non-controlling interests	(15)
Net income attributable to Company	14,330
Balance Sheet Data
Real estate assets, net (c)	692,355	327,205	229,122	104,123	31,905
Non-segmented assets (d)	46,799
Total assets	739,154
Capital expenditures	4,083	(364)	2,858	1,589	—

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee, and depreciation and amortization.

(b)	Other income and expenses consists of interest income, loss on sale of investment properties, gain on extinguishment of debt, interest expense, other income and income tax expense.

(c)	Real estate assets include intangible assets, net of amortization.

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

13. Earnings Per Share
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
For periods prior to the Distribution, basic and diluted earnings per share was calculated by dividing net income attributable to the Company by the 862 million shares of Common Stock outstanding upon the completion of the Distribution.
The following table reconciles net (loss) income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$173,999	$(63,881)	$14,345
Less: Net income attributable to non-controlling interests	—	—	(15)
Net income (loss) attributable to Company	$173,999	$(63,881)	$14,330

Denominator:
Weighted average shares outstanding - basic and diluted	867,687,575	864,654,841	862,014,421

Basic and diluted income (loss) per share:
Net income (loss) per common share	$0.20	$(0.07)	$0.02
14. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. During the twelve months ended December 31, 2017, the Company granted 3,454,761 fully vested shares of common stock with an aggregate value of $1,209 based on an estimated fair value per share of $0.35. Under the guidance of ASC 718, 1,940,476 shares of common stock awards granted were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At December 31, 2017, 31,489,683 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2017 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	2,916,667	0.36
Granted	3,454,761	$0.35
Vested	(6,371,428)	0.35
Forfeited	—	—
Balance at December 31, 2017	—	$—

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

The Company recognized stock-based compensation expense for the years ended December 31, 2017 and 2016 of $1,438 and $2,642, respectively, related to the Incentive Award Plan. At December 31, 2017, there was approximately $0 of estimated unrecognized compensation expense related to these awards. For the years ended December 31, 2017 and 2016, the Company paid $994 and $814, respectively, related to tax withholding for share-based compensation.
15. Commitments and Contingencies
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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company, its subsidiaries and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to InvenTrust’s or MB REIT’s failure to maintain its qualification as a REIT for any taxable year ending on or before December 31, 2016.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Combined Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2017

16. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2017 and 2016.

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total income	$16,835	$14,884	$13,003	$10,740
Total expenses	23,675	(100,525)	(67,793)	26,106
Net income (loss)	(6,840)	115,409	80,796	(15,366)
Net income (loss) per common share, basic and diluted	$(0.01)	$0.13	$0.09	$(0.02)
Weighted average number of common shares outstanding, basic and diluted (a)	865,591,047	868,272,875	868,423,581	868,423,581

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total income	$26,597	$24,836	$20,356	$19,675
Total expenses	22,289	64,072	41,696	29,849
Net income (loss)	4,308	(39,236)	(21,340)	(7,613)
Net income (loss) per common share, basic and diluted	$0.00	$(0.05)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (a)	862,014,421	863,975,978	864,890,967	864,890,967

(a)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in number of weighted common shares outstanding.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
BUCKHORN PLAZA	10,486	1,651	11,770	—	2,122	1,651	13,892	15,543	5,547	2006
Bloomsburg, PA
LINCOLN MALL	—	11,000	50,395	—	6,855	11,000	57,250	68,250	22,687	2006
Lincoln, RI
SHERMAN PLAZA	—	9,655	30,982	—	9,594	9,655	40,576	50,231	15,102	2006
Evanston, IL
STATE STREET MARKET	9,553	3,950	14,184	—	1,775	3,950	15,959	19,909	6,761	2006
Rockford, IL
THE MARKET AT HILLIARD	16,000	4,432	13,308	—	3,279	4,432	16,587	21,019	6,647	2005
Hilliard, OH
TRIANGLE CENTER	19,847	12,770	24,556	—	3,578	12,770	28,134	40,904	11,982	2005
Longview, WA
Net Lease
CITIZENS (CFG) RHODE ISLAND		1,278	3,817	(702)	(2,947)	576	870	1,446	160	1970
Providence, RI
ATLAS - ST PAUL	—	3,890	10,093	—	—	3,890	10,093	13,983	3,621	2007
St. Paul, MN
ATLAS-NEW ULM	—	900	9,359	—	—	900	9,359	10,259	3,363	2007
New Ulm, MN
HASKELL-ROLLING PLAINS FACILITY	—	45	19,733	(45)	(19,733)	—	—	—	—	2008
Haskell, TX
HUDSON CORRECTIONAL FACILITY	—	1,382	—	(813)	43,824	569	43,824	44,393	20,266	2009
Hudson, CO

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-tenant office
TRIMBLE I	—	12,732	10,045	—	5,686	12,732	15,731	28,463	1,098	2013
San Jose, CA
BRIDGESIDE POINT OFFICE BLDG	—	1,525	28,609	—	1,799	1,525	30,408	31,933	12,509	2006
Pittsburgh, PA
Other
BUERGER BROTHERS LOFTS	—	3,117	7,114	—	—	3,117	7,114	10,231	96	2017
Denver, CO
CHAMBER LOFTS	—	2,797	6,388	—	—	2,797	6,388	9,185	86	2017
Denver, CO
PALAZZO DEL LAGO	—	8,938	—	—	19	8,938	19	8,957	3	2010
Orlando, FL
RDU Land	—	1,220	—	(559)	—	661	—	661	—	2015
Raleigh, NC
Totals	$55,886	$81,282	$240,353	$(2,119)	$55,851	$79,163	$296,204	$375,367	$109,928

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

Notes to Schedule III:
The Company had $483 of assets included in construction in progress at December 31, 2017, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2017 for U.S. federal income tax purposes was approximately $426,746 (unaudited).

(A)	The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.

(B)	Adjustments to basis include provisions for asset impairments and costs capitalized subsequent to acquisitions.
(C)Reconciliation of real estate owned:

	2017	2016	2015
Balance at January 1	$515,049	$864,908	$961,921
Acquisitions and capital improvements	27,740	1,136	5,154
Dispositions and write-offs	(157,872)	(28,372)	(8,321)
Reduction in carryover basis in connection with separation from InvenTrust	—	(76,583)	—
Asset impairments	(9,550)	(157,748)	—
Assets transferred to InvenTrust	—	(88,292)	(93,846)
Balance at December 31,	$375,367	$515,049	$864,908
(D)Reconciliation of accumulated depreciation:

	2017	2016	2015
Balance at January 1	$84,651	$185,100	$180,027
Depreciation expense	13,430	20,010	27,785
Assets transferred to InvenTrust	—	(20,538)	(22,336)
Dispositions and write-offs	(4,452)	(3,756)	(376)
Asset impairments	16,299	(96,165)	—
Balance at December 31,	$109,928	$84,651	$185,100
(E)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment	5-15 years
Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2017. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2018 Annual Meeting of Stockholders- Record Date
On February 5, 2018, the Board established the close of business on March 15, 2018 as the record date for determining stockholders entitled to vote at our 2018 annual meeting of stockholders, to be held on June 6, 2018.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2017.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	31,489,683
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	31,489,683
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part VI.
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

a.	Financial Statements:

i.	Report of Independent Registered Public Accounting Firm

ii.	The consolidated financial statements of the Company are set forth in the report in Item 8.

b.	Financial Statement Schedules:

i.	Real Estate and Accumulated Depreciation (Schedule III)

ii.
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
Date:    March 16, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
Richard Vance
/s/ Joseph Giannini	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
Joseph Giannini
/s/ R. David Turner	Director and Chairman	March 16, 2018
R. David Turner
/s/ Paul Melkus	Director	March 16, 2018
Paul Melkus

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

10.2
Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

10.3#
Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

10.4#
Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)

10.5#
First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.6#
Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.7#
Executive Employment Agreement between Highlands REIT, Inc. and Richard Vance, dated April 14, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.8#
Executive Employment Agreement between Highlands REIT, Inc. and Robert J. Lange, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2016)

10.9#
Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)

10.10#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.11#
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