Form 10-K/A
period 2017-12-31
Highlands REIT, Inc.
filed 2018-04-16
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
(Amendment No. 1)
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 13, 2018 there were 871,385,672 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on June 6, 2018.

EXPLANATORY NOTE

Highlands REIT, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4), which were inadvertently omitted from the Section 302 certifications included with the original Form 10-K filed with the Securities and Exchange Commission on March 16, 2018. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Annual Report as originally filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HIGHLANDS REIT, INC.
By: /s/ Richard Vance
Name:     Richard Vance
Title:     President and Chief Executive Officer
(Principal Executive Officer)
Date:    April 16, 2018

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.