Form 10-Q
period 2018-03-31
Highlands REIT, Inc.
filed 2018-05-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of May 7, 2018 there were 871,385,672 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	Unaudited
	March 31, 2018	December 31, 2017
Assets
Investment properties
Land	$79,129	$79,163
Building and other improvements	296,372	296,204
Construction in progress	948	483
Total	376,449	375,850
Less accumulated depreciation	(112,825)	(109,928)
Net investment properties	263,624	265,922
Cash and cash equivalents	52,335	53,852
Restricted cash and escrows	2,358	2,155
Accounts and rents receivable (net of allowance of $909 and $850)	5,375	4,897
Intangible assets, net	406	561
Deferred costs and other assets	3,259	2,230
Total assets	$327,357	$329,617
Liabilities
Debt, net	$55,021	$55,273
Accounts payable and accrued expenses	8,919	11,048
Intangible liabilities, net	3,310	3,413
Other liabilities	1,870	1,786
Total liabilities	$69,120	$71,520
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 871,385,672 and 868,423,581 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	8,714	8,684
Additional paid-in capital	1,407,405	1,406,460
Accumulated distributions in excess of net income	(1,157,882)	(1,157,047)
Total stockholders’ equity	258,237	258,097
Total liabilities and stockholders' equity	$327,357	$329,617

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$8,515	$14,763
Tenant recovery income	1,951	1,583
Other property income	179	489
Total revenues	$10,645	$16,835
Expenses
Property operating expenses	2,304	3,186
Real estate taxes	1,474	3,461
Depreciation and amortization	3,131	5,624
General and administrative expenses	4,179	4,078
Total expenses	$11,088	$16,349
Operating (loss) income	$(443)	$486
Interest income	133	40
Gain (loss) on sale of investment properties	25	(3)
Other income	—	3
Interest expense	(706)	(7,365)
Loss before income taxes	$(991)	$(6,838)
Income tax benefit (expense)	155	(2)
Net loss	$(836)	$(6,840)
Net loss per common share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	870,102,100	865,591,047

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Equity (unaudited)
(Amounts in thousands, except share amounts)
For the three months ended March 31, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net loss	—	—	—	(6,840)	(6,840)
Share-based compensation	3,246,900	32	685	—	717
Balance at March 31, 2017	868,137,867	$8,681	$1,406,362	$(1,337,886)	$77,157

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097
Net loss	—	—	—	(836)	(836)
Share-based compensation	3,078,425	31	985	1	1,017
Common stock repurchased and retired	(116,334)	(1)	(40)	—	(41)
Balance at March 31, 2018	871,385,672	$8,714	$1,407,405	$(1,157,882)	$258,237

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(836)	$(6,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,129	5,552
Amortization of above and below market leases, net	(103)	(105)
Amortization of debt discounts and financing costs	21	37
Straight-line rental income	(54)	(451)
(Gain) loss on sale of investment properties, net	(25)	3
Non-cash stock-based compensation expense	1,851	1,338
Changes in assets and liabilities:
Accounts and rents receivable, net	(425)	264
Deferred costs and other assets	(386)	(842)
Accounts payable and accrued expenses	(2,128)	5,963
Other liabilities	84	84
Net cash flows provided by operating activities	$1,128	$5,003
Cash flows from investing activities:
Capital expenditures and tenant improvements	(634)	(263)
Proceeds from sale of investment properties	60	—
Payment of leasing fees	(219)	—
Net cash flows used in investing activities	$(793)	$(263)
Cash flows from financing activities:
Payoff of mortgage debt and note payable	—	(30,273)
Principal payments of mortgage debt	(273)	(1,993)
Payment of loan fees and deposits	—	65
Payment for tax withholding for share-based compensation	(876)	(994)
Net cash flows used in financing activities	$(1,149)	$(33,195)
Net decrease in cash and cash equivalents	(814)	(28,455)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	64,163
Cash, cash equivalents and restricted cash, at end of period	$55,193	$35,708

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$687	$2,407
Cash paid for taxes	$85	$—
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$427	$—

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited combined consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2017, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 16, 2018, as certain note disclosures contained in such audited combined consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of multi-tenant office assets, industrial assets, retail assets, correctional facilities, multi-family assets, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.).
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
As of March 31, 2018 and December 31, 2017, the Company owned 15 assets and two parcels of unimproved land.
2. Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2018 (the “Annual Report”), as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries (collectively, the “Company”). Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
As described in Note 1, on April 28, 2016, Highlands was spun off from InvenTrust. Prior to the Distribution, the historical condensed combined consolidated financial statements did not represent the financial position and results of a single legal entity, but rather a combination of entities under common control that had been “carved out” of InvenTrust’s consolidated financial statements and reflected significant assumptions and allocations. The condensed combined consolidated financial statements reflect the operations of certain assets and liabilities that had been historically held by InvenTrust, but which were specifically identifiable or attributable to the Company.
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether the Company or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Share Based Compensation

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. In March 2018, the FASB approved an amendment to 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our condensed consolidated financial statements. We expect to utilize the practical expedients proposed in the amended ASU 2016-02 as part of our adoption.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 (as codified in ASC 606) is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as subsequently amended in conjunction with ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), comprise ASU 606, Revenue Recognition, became effective for us on January 1, 2018. The Company elected the modified retrospective method of adoption, but determined that there was no cumulative adjustment to be recorded in connection with the adoption of ASC 606. We have evaluated all of our revenue streams to identify which of our revenue streams would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. In evaluating our revenue streams, substantially all of our revenues result from leasing transactions that are not within the scope of the new standard and will be governed by the recently issued leasing guidance, ASU 2016-02, which is discussed above and will not be effective until January 1, 2019. As a result, the Company has concluded that the adoption of ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018, the effects of which were not material to the condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which were presenting restricted cash and escrows with cash and cash equivalents in

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

the condensed consolidated statement of cash flow. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statement of cash flow by $2.2 million and $7.0 million, respectively, and the ending balances by $2.9 million and $7.4 million, respectively, for the three months ended March 31, 2018 and 2017.
The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of March 31, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $2.9 million and $2.2 million, respectively.
The table below provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Condensed Consolidated Statement of Cash Flow.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$52,335	$53,852
Restricted cash	2,358	2,155
Restricted cash included in other assets	500	—
Total cash, cash equivalents and restricted cash	$55,193	$56,007
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. The adoption of ASC 610-20 on January 1, 2018 did not have a material impact on our condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted.  The early adoption of ASU 2017-09 in 2017 did not have a material impact on the condensed consolidated financial statements.
3. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued real estate taxes	$6,366	$6,488
Accrued compensation	739	1,919
Accrued interest payable	204	206
Other accrued expenses	1,610	2,435
Total accounts payable and accrued expenses	$8,919	$11,048

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

4. Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three months ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018	2017
Other reimbursements (a)	$9	$—

(a)
The Separation and Distribution Agreement with InvenTrust called for reimbursement of insurance premiums for a six year term starting April 28, 2016, which the Company began accruing during the third quarter of the year ended December 31, 2017 when the Company received information to reasonably estimate the expense attributable to the Company.

5. Debt
Mortgages Payable
Mortgage loans outstanding as of March 31, 2018 and December 31, 2017, net of unamortized deferred financing costs, were $55,021 and $55,273, respectively, and had a weighted average interest rate of 4.92% per annum. Deferred financing costs, net, as of March 31, 2018 and December 31, 2017 were $591 and $613, respectively. As of March 31, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

For the year ended December 31,	As of March 31, 2018	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	19,725	5.25%
2022	9,505	5.24%
Thereafter	26,382	4.56%
Total	$55,612	4.92%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2018 and December 31, 2017, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2018 and December 31, 2017, the Company is in compliance with such covenants in all material respects.
6. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of March 31, 2018 and as of December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$55,612	$56,126	$55,886	$56,862
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.47% per annum as of March 31, 2018. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.15% to 4.97%  as of March 31, 2018. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
7. Income Taxes
The Company is taxed and operates in a manner that will allow the Company to continue to qualify as a REIT for U.S. federal income tax purposes. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to continue to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and U.S. federal income and excise taxes on its undistributed income.
During the three months ended March 31, 2018, an income tax benefit of $155 was included on the condensed consolidated statements of operations. During the three months ended March 31, 2017, an income tax expense of $2 was included on the condensed consolidated statements of operations.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

8. Segment Reporting
The Company currently has three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s multi-family and unimproved land assets are presented below in Other. The following table summarizes net property operations income by segment for the three months ended March 31, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$8,515	$3,120	$4,228	$891	$276
Tenant recovery income	1,951	65	1,835	30	21
Other property income	179	—	9	87	83
Total income	10,645	3,185	6,072	1,008	380
Operating expenses and real estate taxes	3,778	189	2,425	757	407
Net operating income (loss)	$6,867	$2,996	$3,647	$251	$(27)
Non-allocated expenses (a)	(7,310)
Other income and expenses (b)	(418)
Gain on sale of investment properties (c)	25
Net loss	$(836)
Balance Sheet Data
Real estate assets, net (d)	$264,030	$42,024	$146,652	$46,461	$28,893
Non-segmented assets (e)	63,327
Total assets	$327,357
Capital expenditures	$634	$—	$466	$135	$33

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, interest expense, and income tax benefit.

(c)	Gain on the sale of investment properties is related to a parcel of one retail asset.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations income by segment for the three months ended March 31, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$14,763	$7,563	$4,120	$3,080	$—
Tenant recovery income	1,583	88	1,516	(64)	44
Other property income	489	8	394	82	4
Total income	16,835	7,659	6,030	3,098	48
Operating expenses and real estate taxes	6,647	2,565	2,221	1,401	460
Net operating income (loss)	$10,188	$5,094	$3,809	$1,697	$(412)
Non-allocated expenses (a)	(9,702)
Other income and expenses (b)	(7,327)
Net loss	$(6,840)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, interest expense, loss on sale of investment properties, and income tax expense.
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
The following table reconciles net loss attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(836)	$(6,840)

Denominator:
Weighted average shares outstanding - basic and diluted	870,102,100	865,591,047

Basic and diluted income (loss) per share:
Net income (loss) per common share	$0.00	$(0.01)

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

10. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan. During the three months ended March 31, 2018, the Company granted 5,621,212 fully vested shares of common stock with an aggregate value of $1,855 based on an estimated net asset value per share of $.33 and during the twelve months ended December 31, 2017, the Company granted 3,454,761 fully vested shares of common stock with an aggregate value of $1,209 based on an estimated net asset value per share of $0.35. Under the guidance of ASC 718, during the twelve months ended December 31, 2017, 1,940,476 shares of common stock awards were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date. Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At March 31, 2018, 25,868,471 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of March 31, 2018 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	$—
Granted	5,621,212	0.33
Vested	(5,621,212)	0.33
Forfeited	—	—
Balance at March 31, 2018	—	$—
For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $1,855 and $1,338, respectively, related to the Incentive Award Plan. At March 31, 2018, there was approximately $0 of estimated unrecognized compensation expense related to these awards. For the three months ended March 31, 2018 and 2017, the Company paid $876 and $994, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the three months ended March 31, 2018. The shares were repurchased based on the Company's most recently announced per share estimated net asset value of $.33.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2018

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Financial Information,” and the historical combined consolidated financial statements, and related notes included elsewhere in our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements in our Annual Report on Form 10-K.” The following discussion and analysis should be read in conjunction with the Company's Combined Consolidated Financial Statements and accompanying notes, which appear in our Annual Report on Form 10-K.
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
The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

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
As of March 31, 2018, our portfolio of assets consisted of two office assets, two industrial assets, six retail assets, two multi-family assets, two correctional facilities, two parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land and multi-family assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 8 to our Condensed Consolidated Financial Statements for the quarters ended March 31, 2018, and 2017.
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries (collectively, the “Company”). Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
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
Results of Operations
Comparison of the three months ended March 31, 2018, and 2017
Key performance indicators are as follows:

	As of March 31,
	2018	2017
Economic occupancy (a)	82.6%	63.9%
Rent per square foot (b)	$15.41	$13.95

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

The increase in the economic occupancy percentage in 2018 is due to the disposition of assets with low or no occupancy.

Condensed Consolidated Results of Operations

	(in thousands)
	For the Three months ended March 31,
	2018	2017	Decrease
Net loss	$(836)	$(6,840)	$6,004	87.8%
Net loss decreased by $6.0 million to $0.8 million for the three months ended March 31, 2018 from a net loss of $6.8 million for the three months ended March 31, 2017. The main factors contributing to the decrease was a reduction in interest expense of $6.7 million related to the disposition of two net-lease assets and one multi-tenant office asset during 2017. Additionally, there were decreases in property operating expenses, real estate taxes and depreciation expense primarily related to the disposition of two net-lease assets, two multi-tenant office assets and two land parcels during the second, third and fourth quarters of 2017. Partially offsetting the decreases in expense was a reduction in total revenue related to the disposition of the assets discussed above and a reduction in occupancy at one of the correctional facilities.
Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,
	2018	2017	Increase/(Decrease)
Income:
Rental income	$8,515	$14,763	$(6,248)	(42.3)%
Tenant recovery income	1,951	1,583	368	23.2%
Other property income	179	489	(310)	(63.4)%
	10,645	16,835	(6,190)	(36.8)%
Operating Expenses:
Property operating expenses	2,304	3,186	(882)	(27.7)%
Real estate taxes	1,474	3,461	(1,987)	(57.4)%
Depreciation and amortization	3,131	5,624	(2,493)	(44.3)%
General and administrative expenses	4,179	4,078	101	2.5%
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
Rental income decreased by $6.2 million in the three months ended March 31, 2018 compared to the same period in 2017 as a result of the disposition of the AT&T-St. Louis and Dulles Executive Plaza assets that were transferred to their respective lenders during 2017 as part of cooperative foreclosure processes and the sale of one of our multi-tenant office assets. In addition, rental income was eliminated at one of the correctional facilities during the first quarter of 2017 because the tenant elected not to renew their lease, leaving such property vacant.
Property operating expenses decreased by $0.9 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of the dispositions discussed above partially offset by an increase in expenses at two of the multi-tenant office assets.
Real Estate Taxes

Real estate taxes decreased $2.0 million for the three months ended March 31, 2018 compared to the same period in 2017 as a result of the property dispositions discussed above.
Depreciation and Amortization
Depreciation and amortization decreased by $2.5 million for the three months ended March 31, 2018 compared to the same period in 2017 as a result of the dispositions discussed above.
General Administrative Expenses
General and administrative expenses increased by $0.1 million to $4.2 million for the three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017. The increase is primarily related to an increase in compensation related expense partially offset by a reduction in professional fees.
Non-Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,
	2018	2017	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$133	$40	$93	232.5%
Gain (loss) on sale of investment properties	25	(3)	28	933.3%
Interest expense	(706)	(7,365)	(6,659)	(90.4)%
Interest income
Interest income increase by $0.1 million as a result of cash held in a higher interest bearing account during the three months ended March 31, 2018 as compared to the same period in 2017.
Gain (loss) on Sale of Investment Properties
During the three months ended March 31, 2018, the gain on sale of investment properties was $0.03 million, which is attributed to Highlands' sale of a vacant land parcel related to one of our retail assets.
Interest Expense
Interest expense decreased by $6.7 million to $0.7 million for the three months ended March 31, 2018 from $7.4 million for the three months ended March 31, 2017 primarily attributable to the disposition of assets and the associated debt during 2017 discussed above.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of March 31, 2018:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2018	10	15,623	$296	0.7%	0.9%	$18.95
2019	21	228,341	2,984	10.7%	8.8%	13.07
2020	37	535,974	13,991	25.1%	41.4%	26.10
2021	28	299,774	5,147	14.0%	15.2%	17.17
2022	16	235,062	3,466	11.0%	10.3%	14.75
2023	7	54,180	694	2.5%	2.1%	12.81
2024	2	63,200	493	3.0%	1.5%	7.80
2025	8	41,830	592	2.0%	1.8%	14.15
2026	8	31,655	731	1.5%	2.2%	23.09
2027	8	527,488	3,417	24.7%	10.1%	6.48
Month to Month	3	10,036	138	0.5%	0.4%	13.75
Thereafter	11	94,663	1,813	4.4%	5.4%	19.15
	159	2,137,826	$33,762	100.0%	100.0%	$15.79
The following table represents new and renewed leases that commenced in the in the three months ended March 31, 2018.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	3	10,714	$22.60	5.22
Renewals	2	34,869	$7.64	5.00
Total	5	45,583	$11.16	5.05
During the three months ended March 31, 2018, five new leases and renewals commenced with gross leasable area totaling 45,583 square feet. The weighted average lease term for new and renewal leases was 5.22 and 5.00 years, respectively.
Liquidity and Capital Resources
As of March 31, 2018, we had $52.3 million of cash and cash equivalents, and $2.4 million of restricted escrows.
Our principal demands for funds have been or may be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to fund distributions;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.

Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 23.5% of our revenue for the three months ended March 31, 2018 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2018 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of March 31, 2018	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	19,725	5.25%
2022	9,505	5.24%
Thereafter	26,382	4.56%
Total	$55,612	4.92%
As of March 31, 2018 and December 31, 2017, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property owning subsidiaries' mortgage loans.
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
Mortgage loans outstanding as of March 31, 2018 and December 31, 2017 were $55.6 million and $55.9 million, respectively, and had a weighted average interest rate of 4.92% per annum. For the three months ended March 31, 2018, we had no additional borrowings secured by mortgages on our assets.
Summary of Cash Flows
Comparison of the three months ended March 31, 2018 and March 31, 2017

	(in thousands)
	For the Three months ended March 31,
	2018	2017
Cash provided by operating activities	$1,128	$5,003
Cash used investing activities	(793)	(263)
Cash used in financing activities	(1,149)	(33,195)
Decrease in cash and cash equivalents	(814)	(28,455)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	64,163
Cash, cash equivalents and restricted cash, at end of period	$55,193	$35,708
Cash provided by operating activities was $1.1 million and $5.0 million for the three months ended March 31, 2018, and 2017, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities decreased $3.9 million when comparing to the same period in 2017 primarily as a result of the disposition of assets during 2017.
Cash used in investing activities was $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities increased $.5 million when comparing to the same period in 2017 primarily as a result of an increase in capital expenditures and leasing fees.
Cash used in financing activities was $1.1 million and $33.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in financing activities for the three months ended March 31, 2018 was primarily related to principal payments on mortgage debt of $0.3 million and the payment for tax withholding on share-based compensation of $.9 million. Cash used in financing activities for the three months ended March 31, 2017 was primarily due to principal payments on mortgage debt of $2.0 million and the payoff of mortgage debt in the amount of $30.3 million related to one of our retail assets.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The condensed combined account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the three months ended March 31, 2018 and 2017, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of December 31, 2017 and March 31, 2018, we had no off-balance sheet arrangements.
Selected Financial Data
The following table shows our condensed consolidated selected financial data relating to our condensed consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	March 31, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$327,357	$329,617
Debt, net	$55,021	$55,273

	Three Months Ended March 31,
	2018	2017
Operating Data:
Total revenues	$10,645	$16,835
Net loss	$(836)	$(6,840)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$54,693	$35,708
Long-term obligations (a)	$55,612	$348,076
Supplemental Measures (unaudited):
Funds from operations and adjusted funds from operations (b)	$2,268	$(1,285)
Cash Flow Data:
Net cash flows provided by operating activities	$1,128	$5,003
Net cash flows used in investing activities	$(793)	$(263)
Net cash flows used in financing activities	$(1,149)	$(33,195)
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

	Three Months Ended March 31,
	2018	2017
Net loss	$(836)	$(6,840)
Depreciation and amortization related to investment assets	3,129	5,552
(Gain) loss on sale of investment properties, net	(25)	3
Funds from operations and adjusted funds from operations	$2,268	$(1,285)
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

	Three Months Ended March 31,
	2018	2017
Amortization of mark to market debt discounts and financing costs	$21	$37
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
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
Although all of our borrowings as of March 31, 2018 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. See to Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings” for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of March 31, 2018, we did not have any variable rate loans outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of

March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under the heading "Risk Factors."
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

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2018
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 10, 2018
Paul Melkus