Form 10-Q
period 2018-06-30
Highlands REIT, Inc.
filed 2018-08-09
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of August 6, 2018 there were 871,537,188 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	Unaudited
	June 30, 2018	December 31, 2017
Assets
Investment properties
Land	$81,624	$79,163
Building and other improvements	305,593	296,204
Construction in progress	493	483
Total	387,710	375,850
Less accumulated depreciation	(115,757)	(109,928)
Net investment properties	271,953	265,922
Cash and cash equivalents	45,724	53,852
Restricted cash and escrows	2,203	2,155
Accounts and rents receivable (net of allowance of $997 and $850, respectively)	6,027	4,897
Intangible assets, net	405	561
Deferred costs and other assets	2,894	2,230
Total assets	$329,206	$329,617
Liabilities
Debt, net	$54,775	$55,273
Accounts payable and accrued expenses	9,509	11,048
Intangible liabilities, net	3,208	3,413
Other liabilities	2,132	1,786
Total liabilities	$69,624	$71,520
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 871,537,188 and 868,423,581 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,715	8,684
Additional paid-in capital	1,407,454	1,406,460
Accumulated distributions in excess of net income	(1,156,587)	(1,157,047)
Total stockholders’ equity	259,582	258,097
Total liabilities and stockholders' equity	$329,206	$329,617

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$8,563	$12,596	$17,078	$27,359
Tenant recovery income	1,917	2,084	3,868	3,667
Other property income	343	204	522	693
Total revenues	$10,823	$14,884	$21,468	$31,719
Expenses
Property operating expenses	1,991	2,801	4,295	5,987
Real estate taxes	766	1,094	2,239	4,555
Depreciation and amortization	3,216	4,876	6,347	10,500
General and administrative expenses	3,004	2,596	7,183	6,674
Provision for asset impairment	—	712	—	712
Total expenses	$8,977	$12,079	$20,064	$28,428
Operating income	$1,846	$2,805	$1,404	$3,291
Interest income	157	16	290	56
Gain (loss) on sale of investment properties	—	—	25	(3)
Gain on extinguishment of debt	—	116,900	—	116,900
Other income	—	3	—	3
Interest expense	(708)	(4,324)	(1,414)	(11,688)
Income before income taxes	$1,295	$115,400	$305	$108,559
Income tax benefit	—	9	155	7
Net income	$1,295	$115,409	$460	$108,566
Net income per common share, basic and diluted	$0.00	$0.13	$0.00	$0.13
Weighted average number of common shares outstanding, basic and diluted	871,427,298	868,272,875	870,768,359	866,939,369

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Equity (unaudited)
(Amounts in thousands, except share amounts)
Six months ended June 30, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net income	—	—	—	108,566	108,566
Share-based compensation	3,532,614	35	783	—	818
Balance at June 30, 2017	868,423,581	$8,684	$1,406,460	$(1,222,480)	$192,664

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097
Net income	—	—	—	460	460
Share-based compensation	3,229,941	32	1,034	—	1,066
Common stock repurchased and retired	(116,334)	(1)	(40)	—	(41)
Balance at June 30, 2018	871,537,188	$8,715	$1,407,454	$(1,156,587)	$259,582

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$460	$108,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,347	10,516
Amortization of above and below market leases, net	(205)	(209)
Amortization of debt discounts and financing costs	42	67
Straight-line rental income	40	88
Gain on extinguishment of debt	—	(116,900)
(Gain) loss on sale of investment properties, net	(25)	3
Provision for asset impairment	—	712
Non-cash stock-based compensation expense	2,053	1,438
Changes in assets and liabilities:
Accounts and rents receivable, net	(1,170)	41
Deferred costs and other assets	(509)	(1,818)
Accounts payable and accrued expenses	(1,692)	9,070
Other liabilities	347	(932)
Net cash flows provided by operating activities	$5,688	$10,642
Cash flows from investing activities:
Capital expenditures and tenant improvements	(612)	(480)
Investment in development	(1,760)	(796)
Proceeds from sale of investment properties	60	—
Acquisition of investment properties	(9,660)	—
Payment of leasing fees	(380)	(187)
Net cash flows used in investing activities	$(12,352)	$(1,463)
Cash flows from financing activities:
Payoff of mortgage debt and note payable	—	(30,273)
Principal payments of mortgage debt	(540)	(4,933)
Payment for tax withholding for share-based compensation	(876)	(994)
Net cash flows used in financing activities	$(1,416)	$(36,200)
Net decrease in cash and cash equivalents	(8,080)	(27,021)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	62,118
Cash, cash equivalents and restricted cash, at end of period	$47,927	$35,097

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,379	$4,715
Cash paid for taxes	$136	$—
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$645	$—
Mortgage loans payable and related obligations settled	$—	$215,098
Real estate transferred to mortgage lender	$—	$(98,229)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

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
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Note 12 for more details.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 6.
As of June 30, 2018, the Company owned 16 assets and two parcels of unimproved land. As of December 31, 2017, the Company owned 15 assets and two parcels of unimproved land.
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
Refer to the Company’s audited combined consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2018, as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

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
June 30, 2018

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
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 is not expected to have a material impact on the condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. In March 2018, the FASB approved an amendment to 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. ASC 842 (Leases) is not effective for the Company until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our condensed consolidated financial statements. We expect to utilize the practical expedients proposed in the amended ASC 842 as part of our adoption.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 (as codified in ASC 606) is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as subsequently amended in conjunction with ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), comprise ASC 606, Revenue Recognition, became effective for us on January 1, 2018. The Company elected the modified retrospective method of adoption, but determined that there was no cumulative adjustment to be recorded in connection with the adoption of ASC 606. We have evaluated all of our revenue streams to identify which of our revenue streams would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. In evaluating our revenue streams, substantially all of our revenues result from leasing transactions that are not within the scope of the new standard and will be governed by the recently issued leasing guidance, ASU 2016-02, which is discussed above and will not be effective until January 1, 2019. As a result, the Company has concluded that the adoption of ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers.
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
In November 2016, the FASB issued ASU 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the condensed consolidated statement of cash flow. The inclusion of restricted cash increased the beginning balances of the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

unaudited condensed consolidated statement of cash flow by $2,155 and $7,034 as of January 1, 2018 and 2017, respectively, and the ending balances by $2,203 and $5,235, as of June 30, 2018 and 2017, respectively.
The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of June 30, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $2,203 and $2,155, respectively.
The table below provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flow.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$45,724	$53,852
Restricted cash	2,203	2,155
Total cash, cash equivalents and restricted cash	$47,927	$56,007
In January 2017, the FASB issued ASU 2017-01, Business Combinations (ASC 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (ASC 610-20), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. The adoption of ASC 610-20 on January 1, 2018 did not have a material impact on our condensed consolidated financial statements.
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
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the three months ended June 30, 2018, the Company acquired one multi-tenant residential asset for a gross acquisition price of $9,679. Under ASC 805, the Company determined this transaction should be accounted for as an acquisition of an asset. Accordingly, the Company capitalized transaction costs of approximately $154 during the three months ended June 30, 2018.
4. Disposed Properties
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the non-recourse Commercial Mortgage-Backed Security (“CMBS”) debt was fully extinguished. Upon conveyance of the property, the Company was fully released from its nonrecourse indebtedness, had no further continuing obligations to the lender, and conveyed the usual risks and rewards of ownership. The Company recognized a gain upon debt extinguishment in the amount of $4,271 for the three and six months ended June 30, 2017.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness, had no further continuing obligations to the lender, and conveyed the usual risks and rewards of ownership. The Company recognized a gain on the extinguishment of debt in the amount of $112,629 for the three and six months ended June 30, 2017.
There were no assets that qualified as discontinued operations during the six months ended June 30, 2018 and 2017.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accrued real estate taxes	$5,888	$6,488
Accrued compensation	1,527	1,919
Accrued interest payable	199	206
Other accrued expenses	1,895	2,435
Total accounts payable and accrued expenses	$9,509	$11,048
6. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2018 and December 31, 2017, net of unamortized deferred financing costs, were $54,775 and $55,273, respectively, and had a weighted average interest rate of 4.92% per annum. Deferred financing costs, net, as of June 30, 2018 and December 31, 2017 were $570 and $613, respectively. As of June 30, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

For the year ended December 31,	As of June 30, 2018	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	19,603	5.25%
2022	9,459	5.24%
Thereafter	26,283	4.56%
Total	$55,345	4.92%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of June 30, 2018 and December 31, 2017, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2018 and December 31, 2017, the Company is in compliance with such covenants in all material respects.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of June 30, 2018 and as of December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$55,345	$55,429	$55,886	$56,862
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.61% per annum as of June 30, 2018. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.27% to 5.14% as of June 30, 2018. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company is taxed and operates in a manner that will allow the Company to continue to qualify as a REIT for U.S. federal income tax purposes. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to continue to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

the failure. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and U.S. federal income and excise taxes on its undistributed income.
During the three and six months ended June 30, 2018, an income tax benefit of $0 and $155 was included on the condensed consolidated statements of operations. During the three and six months ended June 30, 2017, an income tax benefit of $9 and $7, respectively, was included on the condensed consolidated statements of operations.
9. Segment Reporting
The Company currently has three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s multi-family and unimproved land assets are presented below in Other. The following table summarizes net property operations income by segment for the three months ended June 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$8,563	$3,120	$4,203	$890	$350
Tenant recovery income	1,917	56	1,806	35	20
Other property income	343	—	11	252	80
Total income	10,823	3,176	6,020	1,177	450
Operating expenses and real estate taxes	2,757	171	2,254	621	(289)
Net operating income	$8,066	$3,005	$3,766	$556	$739
Non-allocated expenses (a)	(6,220)
Other income and expenses (b)	(551)
Net income	$1,295

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, interest expense, and income tax benefit.
The following table summarizes net property operations income by segment for the three months ended June 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$12,596	$7,181	$4,052	$1,363	$—
Tenant recovery income	2,084	105	1,970	9	—
Other property income	204	51	12	127	14
Total income	14,884	7,337	6,034	1,499	14
Operating expenses	3,895	524	2,160	938	273
Net operating income (loss)	$10,989	$6,813	$3,874	$561	$(259)
Non-allocated expenses (a)	(7,472)
Other income and expenses (b)	(4,296)
Provision for asset impairment (c)	(712)
Gain on extinguishment of debt (d)	116,900
Net income	$115,409

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

(b)	Other income and expenses consist of other income, interest income, interest expense, loss on sale of investment properties, and income tax benefit.

(c)	Provision for asset impairment is for one parcel of land and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease and one multi-tenant office asset. Refer to Note 4 for additional information.
The following table summarizes net property operations income by segment for the six months ended June 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$17,078	$6,240	$8,431	$1,781	$626
Tenant recovery income	3,868	121	3,641	65	41
Other property income	522	—	19	340	163
Total income	21,468	6,361	12,091	2,186	830
Operating expenses and real estate taxes	6,534	360	4,678	1,378	118
Net operating income	$14,934	$6,001	$7,413	$808	$712
Non-allocated expenses (a)	(13,530)
Other income and expenses (b)	(969)
Gain on sale of investment properties (c)	25
Net income	$460
Balance Sheet Data
Real estate assets, net (d)	$272,358	$41,377	$146,141	$46,471	$38,369
Non-segmented assets (e)	56,848
Total assets	$329,206
Capital expenditures	$2,372	$—	$609	$1,710	$53

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, interest expense and income tax benefit.

(c)	Gain on the sale of investment properties is related to a parcel of one retail asset.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

The following table summarizes net property operations income by segment for the six months ended June 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Other
Rental income	$27,359	$14,744	$8,172	$4,443	$—
Tenant recovery income	3,667	193	3,486	(56)	44
Other property income	693	60	407	208	18
Total income	31,719	14,997	12,065	4,595	62
Operating expenses and real estate taxes	10,542	3,089	4,382	2,338	733
Net operating income (loss)	$21,177	$11,908	$7,683	$2,257	$(671)
Non-allocated expenses (a)	(17,174)
Other income and expenses (b)	(11,622)
Provision for asset impairment (c)	(712)
Loss on sale of investment properties	(3)
Gain on extinguishment of debt (d)	116,900
Net income	$108,566
Balance Sheet Data
Real estate assets, net (e)	$326,880	$94,643	$150,315	$50,436	$31,486
Non-segmented assets (f)	44,483
Total assets	$371,363
Capital expenditures	$1,225	$—	$150	$1,028	$47

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense and income tax expense.

(c)	Provision for asset impairment is for one other related asset and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease and one multi-tenant office related assets. Refer to Note 4 for additional information.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,295	$115,409	$460	$108,566

Denominator:
Weighted average shares outstanding - basic and diluted	871,427,298	868,272,875	870,768,359	866,939,369

Basic and diluted income per share:
Net income per common share	$0.00	$0.13	$0.00	$0.13
11. Share Based Compensation
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
As of June 30, 2018, the Company has granted 5,772,728 of fully vested shares of common stock with an aggregate value of $1,905 based on an estimated net asset value per share of $0.33. Additionally, pursuant to an employment agreement with one of its executive officers, the Company has granted shares with an aggregate value of $700 that will fully vest on March 15, 2019, subject to the applicable executive's continued employment with the Company through the vest date.
Under the guidance of ASC 718, during the six months ended June 30, 2017, 1,940,476 shares of common stock awards were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2018, 23,595,743 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of June 30, 2018 is as follows:

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	$—
Granted	7,893,940	0.33
Vested	(5,772,728)	0.33
Forfeited	—	—
Balance at June 30, 2018	2,121,212	$—
For the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $198 and $2,053, respectively, related to the Incentive Award Plan. At June 30, 2018, there was approximately $552 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through March 15, 2019. For the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $100 and $1,438, respectively. For the three and six months ended June 30, 2018, the Company paid $0 and $876, respectively, and for the three and six months ended June 30, 2017, the Company paid $994, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the six months ended June 30, 2018. The shares were repurchased for $0.33 per share, which was based on the Company's most recently announced.
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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company, its subsidiaries and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to a failure by InvenTrust or MB REIT (Florida), Inc., a subsidiary of the Company, to qualify as a REIT for any taxable year ending on or before December 31, 2016.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2018

13. Subsequent Events
On August 7, 2018, we completed the sale of a correctional facility located in Haskell, Texas. The sale price was $3,600, which results in a gain on sale of approximately $3,500 that will be recorded in the third quarter.

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

Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) originally created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands REIT.
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
As of June 30, 2018, our portfolio of assets consisted of two office assets, two industrial assets, six retail assets, three multi-family assets, two correctional facilities, two parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands' wholly owned subsidiaries.
We currently have three business segments, consisting of (i) net lease, (ii) retail and (iii) multi-tenant office. Our unimproved land and multi-family assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our Condensed Consolidated Financial Statements for the quarters ended June 30, 2018, and 2017.
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
Results of Operations
Comparison of the three and six months ended June 30, 2018, and 2017
Key performance indicators are as follows:

	As of June 30,
	2018	2017
Economic occupancy (a)	82.7%	88.9%
Rent per square foot (b)	$15.68	$14.18

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

Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Net income	$1,295	$115,409	$(114,114)	(98.9)%	$460	$108,566	$(108,106)	99.6%
Net income decreased by $114.1 million to $1.3 million for the three months ended June 30, 2018 from $115.4 million for the three months ended June 30, 2017, primarily as a result of the 2017 gain on extinguishment of debt associated with the deed of assumption and extinguishment of the debt associated with the Dulles Executive Plaza and AT&T-Hoffman Estates assets, in the amount of $4.3 million and $112.6 million, respectively, which was partially offset by a reduction in interest expense related to the disposition of these assets and the payoff of debt associated with one of the retail assets.
Net income decreased by $108.1 million to $0.5 million for the six months ended June 30, 2018, from net income of $108.6 million for the six months ended June 30, 2017 because of the factors discussed above.
Operating Income and Expenses

	(in thousands)				(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Income:
Rental income	$8,563	$12,596	$(4,033)	(32.0)%	$17,078	$27,359	$(10,281)	(37.6)%
Tenant recovery income	1,917	2,084	(167)	(8.0)%	3,868	3,667	201	5.5%
Other property income	343	204	139	68.1%	522	693	(171)	(24.7)%
Total revenues	10,823	14,884	(4,061)	(27.3)%	21,468	31,719	(10,251)	(32.3)%
Operating Expenses:
Property operating expenses	1,991	2,801	(810)	(28.9)%	4,295	5,987	(1,692)	(28.3)%
Real estate taxes	766	1,094	(328)	(30.0)%	2,239	4,555	(2,316)	(50.8)%
Depreciation and amortization	3,216	4,876	(1,660)	(34.0)%	6,347	10,500	(4,153)	(39.6)%
General and administrative expenses	3,004	2,596	408	15.7%	7,183	6,674	509	7.6%
Provision for asset impairment	—	712	(712)	(100.0)%	—	712	(712)	(100.0)%
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
Total revenues decreased by $4.1 million in the three months ended June 30, 2018 compared to the same period in 2017 as a result of the disposition of the AT&T-St. Louis and Dulles Executive Plaza assets that were transferred to their respective lenders during 2017 as part of cooperative foreclosure processes and the sale of one of our multi-tenant office assets. Partially offsetting these reductions is rental revenue related to the two multi-family assets acquired during the third quarter of 2017.
Total revenues decreased by $10.3 million in the six months ended June 30, 2018 compared to the same period in 2017 because of the factors discussed above. Another factor contributing to these reductions was the loss of all rental income at one of the correctional facilities during the first quarter of 2017 because the tenant elected not to renew their lease, leaving such property vacant.
Property operating expenses decreased by $0.8 million in the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of the dispositions discussed above, partially offset by an increase in expenses at two of the multi-tenant office assets and two of the retail assets.
Property operating expenses decreased by $1.7 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of the factors discussed above.
Real Estate Taxes
Real estate taxes decreased $0.3 million for the three months ended June 30, 2018 compared to the same period in 2017 as a result of the property dispositions discussed above.
Real estate taxes decreased $2.3 million for the six months ended June 30, 2018 compared to the same period in 2017 as a result of the property dispositions discussed above. Additional factors contributing to the reductions were the sale of one of the parcels of land during the fourth quarter of 2017, a reduction in the assessed value of one of the correctional facilities vacated during the first quarter 2017 and an adjustment of 2017 taxes for one of our previously disposed net lease assets.
Depreciation and Amortization
Depreciation and amortization decreased by $1.7 million for the three months ended June 30, 2018 compared to the same period in 2017 as a result of the dispositions discussed above, partially offset by the acquisition of two multi-family assets during the third quarter 2017. The same factors resulted in a decrease of $4.2 million in depreciation and amortization for the six months ended June 30, 2018.
General Administrative Expenses
General and administrative expenses increased by $0.4 million to $3.0 million for the three months ended June 30, 2018 from $2.6 million for the three months ended June 30, 2017. The increase is primarily related to an increase in compensation related expense.
General and administrative expenses increased by $0.5 million to $7.2 million for the six months ended June 30, 2018 from $6.7 million for the six months ended June 30, 2017.
Provision for Asset Impairment
The provision for asset impairment variance in the amount of $0.7 million during the three and six months ended June 30, 2018, was attributed to impairment taken on one of the multi-tenant office assets and one of the parcels of land during 2017. No such impairments were noted in the three and six month period ended June 30, 2018.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$157	$16	$141	881.3%	$290	$56	$234	417.9%
Gain (loss) on sale of investment properties	—	—	—	—%	25	(3)	28	933.3%
Gain on extinguishment of debt	—	116,900	(116,900)	(100.0)%	—	116,900	(116,900)	(100.0)%
Other income	—	3	(3)	(100.0)%	—	3	(3)
Interest expense	(708)	(4,324)	(3,616)	83.6%	(1,414)	(11,688)	(10,274)	87.9%

Interest Income
Interest income increased by $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017 as a result of enhanced cash management practices.
Gain (Loss) on Sale of Investment Properties
During the six months ended June 30, 2018, the gain on sale of investment properties was $0.03 million, which is related to Highlands' sale of a vacant parcel of land related to one of our retail assets.
Gain on Extinguishment of Debt
There was no gain on extinguishment of debt during the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2017, the gain on extinguishment of debt was $116.9 million as a result of the deed of assumption and extinguishment of the debt associated with the Dulles Executive Plaza and AT&T-Hoffman Estates assets in the amount of $4.3 million and $112.6 million, respectively.
Interest Expense
Interest expense decreased by $3.6 million to $0.7 million for the three months ended June 30, 2018 from $4.3 million for the three months ended June 30, 2017 primarily because of the disposition of assets and the associated extinguishment of debt during 2017 discussed above.
Interest expense decreased by $10.3 million to $1.4 million for the six months ended June 30, 2018 from $11.7 million for the six months ended June 30, 2017 because of the factors discussed above.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of June 30, 2018:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2018	8	31,197	$785	1.4%	2.3%	$25.16
2019	19	228,341	2,984	10.4%	8.6%	13.07
2020	35	537,524	13,849	24.6%	39.7%	25.76
2021	26	281,526	4,608	12.9%	13.2%	16.37
2022	16	250,699	3,733	11.5%	10.7%	14.89
2023	9	56,439	802	2.6%	2.3%	14.21
2024	2	63,200	493	2.9%	1.4%	7.80
2025	8	41,830	592	1.9%	1.7%	14.15
2026	8	31,655	731	1.4%	2.1%	23.09
2027	10	548,157	4,027	25.1%	11.6%	7.35
Month to Month	5	14,636	246	0.7%	0.7%	16.81
Thereafter	10	100,037	2,009	4.6%	5.8%	20.08
	156	2,185,241	$34,859	100.0%	100.0%	$15.95

The following table represents new and renewed leases that commenced in the in the six months ended June 30, 2018.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	5	15,317	$25.50	6.47
Renewals	5	40,726	$10.86	5.00
Total	10	56,043	$14.86	5.40
During the six months ended June 30, 2018, ten new leases and renewals commenced with gross leasable area totaling 56,043 square feet. The weighted average lease term for new and renewal leases was 6.47 and 5.00 years, respectively.
Liquidity and Capital Resources
As of June 30, 2018, we had $45.7 million of cash and cash equivalents, and $2.2 million of restricted escrows.
Our principal demands for funds have been or may be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to pay for acquisitions;

•	to fund distributions;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 23.3% of our revenue for the six months ended June 30, 2018 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease this asset at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of June 30, 2018 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of June 30, 2018	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	19,603	5.25%
2022	9,459	5.24%
Thereafter	26,283	4.56%
Total	$55,345	4.92%
As of June 30, 2018 and December 31, 2017, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly owned property owning subsidiaries' mortgage loans.
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
Mortgage loans outstanding as of June 30, 2018 and December 31, 2017 were $55.3 million and $55.9 million, respectively, and had a weighted average interest rate of 4.92% per annum. For the three and six months ended June 30, 2018, we had no additional borrowings secured by mortgages on our assets.
Summary of Cash Flows
Comparison of the six months ended June 30, 2018 and June 30, 2017

	(in thousands)
	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$5,688	$10,642
Cash used investing activities	(12,352)	(1,463)
Cash used in financing activities	(1,416)	(36,200)
Decrease in cash and cash equivalents	(8,080)	(27,021)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	62,118
Cash, cash equivalents and restricted cash, at end of period	$47,927	$35,097
Cash provided by operating activities was $5.7 million and $10.6 million for the six months ended June 30, 2018, and 2017, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities decreased $5.0 million when comparing to the same period in 2017 primarily as a result of the disposition of assets during 2017.
Cash used in investing activities was $12.4 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities increased $10.9 million when comparing to the same period in 2017, primarily as a result of the acquisition of one multi-family asset during the second quarter of 2018, and an increase in capital expenditures and leasing fees.

Cash used in financing activities was $1.4 million and $36.2 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in financing activities for the six months ended June 30, 2018 was primarily related to principal payments on mortgage debt of $0.5 million and the payment for tax withholding on share-based compensation of $0.9 million. Cash used in financing activities for the six months ended June 30, 2017 was primarily due to principal payments on mortgage debt of $4.9 million and the payoff of mortgage debt in the amount of $30.3 million related to one of our retail assets.
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
Distributions
For the six months ended June 30, 2018 and 2017, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.
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

	As of
	June 30, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$329,206	$329,617
Debt, net	$54,775	$55,273

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Data:
Total revenues	$10,823	$14,884	$21,468	$31,719
Net income	$1,295	$115,409	$460	$108,566
Net income per common share, basic and diluted	$0.00	$0.13	$0.00	$0.13
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$47,927	$35,097	$47,927	$35,097
Long-term obligations (a)	$54,775	$163,492	$54,775	$163,492
Supplemental Measures (unaudited):
Funds from operations (b)	$4,486	$120,997	$6,782	$119,797
Adjusted funds from operations (b)	$4,486	$4,097	$6,782	$2,897
Cash Flow Data:
Net cash flows provided by operating activities	$4,560	$3,339	$5,688	$10,642
Net cash flows used in investing activities	$(11,559)	$(1,265)	$(12,352)	$(1,463)
Net cash flows used in financing activities	$(267)	$(548)	$(1,416)	$(36,200)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,295	$115,409	$460	$108,566
Depreciation and amortization related to investment assets	3,216	4,876	6,347	10,516
Impairment of investment properties	—	712	—	712
(Gain) loss on sale of investment properties, net	(25)	—	(25)	3
Funds from operations	$4,486	$120,997	$6,782	$119,797
Gain on extinguishment of debt	—	(116,900)	—	(116,900)
Adjusted funds from operations	$4,486	$4,097	$6,782	$2,897
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
Although all of our borrowings as of June 30, 2018 carry fixed interest rates, we may in the future borrow money bearing interest at variable rates. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity.
Existing fixed rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operation - Borrowings” for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows. As of June 30, 2018, we did not have any variable rate loans outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

3.3	Employment Agreement, dated April 5, 2018, by and between Highlands REIT, Inc. and Paul Melkus
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2018
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2018
Paul Melkus