Form 10-Q
period 2018-09-30
Highlands REIT, Inc.
filed 2018-11-06
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of November 6, 2018 there were 871,537,188 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investment properties
Land	$74,447	$79,163
Building and other improvements	297,937	296,204
Construction in progress	1,917	483
Total	374,301	375,850
Less accumulated depreciation	(105,927)	(109,928)
Net investment properties	268,374	265,922
Cash and cash equivalents	41,993	53,852
Restricted cash and escrows	2,020	2,155
Accounts and rents receivable (net of allowance of $1,047 and $850, respectively)	6,042	4,897
Intangible assets, net	617	561
Deferred costs and other assets	3,738	2,230
Total assets	$322,784	$329,617
Liabilities
Mortgage loans, net	$35,088	$55,273
Accounts payable and accrued expenses	10,664	11,048
Intangible liabilities, net	3,106	3,413
Other liabilities	1,955	1,786
Total liabilities	$50,813	$71,520
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 871,537,188 and 868,423,581 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8,715	8,684
Additional paid-in capital	1,407,454	1,406,460
Accumulated distributions in excess of net income	(1,144,198)	(1,157,047)
Total stockholders’ equity	271,971	258,097
Total liabilities and stockholders' equity	$322,784	$329,617

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$9,323	$10,901	$26,401	$38,260
Tenant recovery income	2,123	1,973	5,991	5,640
Other property income	203	129	725	823
Total revenues	$11,649	$13,003	$33,117	$44,723
Expenses
Property operating expenses	2,353	2,395	6,648	8,383
Real estate taxes	1,388	1,352	3,628	5,908
Depreciation and amortization	3,406	3,288	9,753	13,788
General and administrative expenses	2,594	2,089	9,776	8,763
Provision for asset impairment	—	485	—	1,197
Total expenses	$9,741	$9,609	$29,805	$38,039
Operating income	$1,908	$3,394	$3,312	$6,684
Interest income	81	18	371	75
Gain (loss) on sale of investment properties	12,276	(29)	12,301	(32)
(Loss) gain on extinguishment of debt	(1,199)	77,466	(1,199)	194,366
Other income	23	1,489	23	1,492
Interest expense	(700)	(1,542)	(2,114)	(13,230)
Income before income taxes	$12,389	$80,796	$12,694	$189,355
Income tax benefit	—	—	155	7
Net income	$12,389	$80,796	$12,849	$189,362
Net income per common share, basic and diluted	$0.01	$0.09	$0.01	$0.22
Weighted average number of common shares outstanding, basic and diluted	871,537,188	868,423,581	871,027,452	867,439,543

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Equity (unaudited)
(Amounts in thousands, except share amounts)
Nine months ended September 30, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net income	—	—	—	189,362	189,362
Share-based compensation	3,532,614	35	783	—	818
Balance at September 30, 2017	868,423,581	$8,684	$1,406,460	$(1,141,684)	$273,460

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097
Net income	—	—	—	12,849	12,849
Share-based compensation	3,229,941	32	1,034	—	1,066
Common stock repurchased and retired	(116,334)	(1)	(40)	—	(41)
Balance at September 30, 2018	871,537,188	$8,715	$1,407,454	$(1,144,198)	$271,971

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Condensed Consolidated Statements of Cash Flow (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,849	$189,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,753	13,813
Amortization of above and below market leases, net	(307)	(314)
Amortization of debt discounts and financing costs	63	89
Straight-line rental (expense) income	(491)	419
Loss (gain) on extinguishment of debt	1,199	(194,366)
(Gain) loss on sale of investment properties, net	(12,301)	32
Provision for asset impairment	—	1,197
Non-cash stock-based compensation expense	2,249	1,438
Changes in assets and liabilities:
Accounts and rents receivable, net	(866)	(84)
Settlement of balance due from InvenTrust	—	228
Deferred costs and other assets	(879)	(8,190)
Accounts payable and accrued expenses	(650)	9,781
Other liabilities	236	93
Net cash flows provided by operating activities	$10,855	$13,498
Cash flows from investing activities:
Capital expenditures and tenant improvements	(2,299)	(2,295)
Investment in development	(1,678)	(2,295)
Proceeds from sale of investment properties, net	40,722	—
Acquisition of investment properties	(36,015)	(19,702)
Proceeds from insurance settlement	—	545
Payment of leasing fees	(1,255)	(284)
Net cash flows used in investing activities	$(525)	$(24,031)
Cash flows from financing activities:
Payoff of mortgage debt	(19,479)	(30,273)
Prepayment penalties on the payoff of mortgage debt	(1,158)	—
Principal payments of mortgage debt	(811)	(6,029)
Payment for tax withholding for share-based compensation	(876)	(994)
Net cash flows used in financing activities	$(22,324)	$(37,296)
Net decrease in cash, cash equivalents and restricted cash	(11,994)	(47,829)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	64,163
Cash, cash equivalents and restricted cash, at end of period	$44,013	$16,334

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS

Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,139	$5,298
Cash paid for taxes	$201	$—
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$1,182	$1,575
Mortgage loans payable and related obligations settled	$—	$318,185
Real estate transferred to mortgage lender	$—	$(123,861)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited combined consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2017, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 16, 2018, as certain note disclosures contained in such audited combined consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of multi-tenant office assets, industrial assets, retail assets, correctional facilities, multi-family assets, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.).
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Note 13 for more details.
In general, each asset in the portfolio is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. See also Note 2 for discussions regarding ASC 606, Revenue Recognition, and ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets.
As of September 30, 2018, the Company owned 16 assets and two parcels of unimproved land. As of December 31, 2017, the Company owned 15 assets and two parcels of unimproved land.
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

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
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
Share-based Compensation
In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. The cost of the share based payments that are fully vested at the grant date are measured and recognized at that date.
Earnings Per Share

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. In March 2018, the FASB approved an amendment to ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. The amendments in this ASU are effective in the same timeframe as ASU No. 2016-02 as discussed above. We are incorporating this ASU into our assessment and adoption of ASU No. 2016-02. ASC 842 (Leases) is not effective for the Company until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our condensed consolidated financial statements. We expect to utilize the practical expedients proposed in the amended ASC 842 as part of our adoption.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2020 with early adoption permitted. We are currently evaluating the effect that this guidance will have on our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core objective of ASU No. 2014-09 (as codified in ASC 606) is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as subsequently amended in conjunction with ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), comprise ASC 606, Revenue Recognition, became effective for us on January 1, 2018. The Company elected the modified retrospective method of adoption, but determined that there was no cumulative adjustment to be recorded in connection with the adoption of ASC 606. We have evaluated all of our revenue streams to identify which of our revenue streams would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. In evaluating our revenue streams, substantially all of our revenues result from leasing transactions that are not within the scope of the new standard and will be governed by the recently issued leasing guidance, ASU No. 2016-02, which is discussed above and will not be effective until January 1, 2019. As a result, the Company has concluded that the

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

adoption of ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018, the effects of which were not material to the condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the condensed consolidated statement of cash flow. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of September 30, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $2,020and $2,155, respectively. The inclusion of restricted cash increased cash, cash equivalents and restricted cash, at the beginning of the period, in the unaudited condensed consolidated statement of cash flow by $2,155 and $7,034 as of January 1, 2018 and 2017, respectively, and cash, cash equivalents and restricted cash, at end of period, by $2,020 and $1,645, as of September 30, 2018 and 2017, respectively.
The table below provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flow.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$41,993	$53,852
Restricted cash	2,020	2,155
Total cash, cash equivalents and restricted cash	$44,013	$56,007
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the condensed consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU No. 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted.  The early adoption of ASU No. 2017-09 in 2017 did not have a material impact on the condensed consolidated financial statements.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the nine months ended September 30, 2018, the Company acquired three multi-tenant residential assets for a gross acquisition price of $35,775. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $240.
The following table reflects the properties acquired during the nine months ended September 30, 2018.

Property	Location	Acquisition Date	Gross Acquisition Price
The Lafayette	Denver, CO	May 15, 2018	$9,525
1620 Central Street	Evanston, IL	August 22, 2018	20,500
Kenilworth Court	Denver, CO	September 12, 2018	5,750
			$35,775
During the three and nine months ended September 30, 2017, the Company acquired two buildings for a gross acquisition price of $19,602. Although acquired in a single transaction on August 21, 2017, the special purpose entity that now owns these assets contains the operations of the two distinct multi-family assets, Buerger Brothers Lofts and Chamber Lofts which are managed independently, and have been determined by management to be accounted for as two distinct assets. Under ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $100 during the three and nine months ended September 30, 2017.
4. Disposed Properties
The following table reflects the property dispositions during the nine months ended September 30, 2018. The Company recognized a net gain on sale of investment properties of $12,301.

Property	Location	Disposition Date	Gross Disposition Price
Buckhorn Plaza (partial lot sale)	Bloomsburg, PA	February 8, 2018	$60
Rolling Plains (correctional facility)	Haskell, TX	August 7, 2018	3,600
Triangle Center (1)	Longview, WA	September 24, 2018	38,340
			$42,000
(1) Mortgage debt in the amount of $19,479 was paid off with the proceeds from the sale.
The following properties were transferred to their respective lenders during 2017 as part of cooperative foreclosure processes.
On April 10, 2017, the Company conveyed its Dulles Executive Plaza asset to its lenders via a deed of assumption and the non-recourse Commercial Mortgage-Backed Security (“CMBS”) debt was fully extinguished. Upon conveyance of the property, the Company was fully released from its nonrecourse indebtedness, had no further continuing obligations to the lender, and conveyed the usual risks and rewards of ownership. The Company recognized a gain on extinguishment of debt relating to this transaction in the amount of $4,271 for the nine months ended September 30, 2017.
On April 20, 2017, the AT&T-Hoffman Estates asset was sold via sheriff's sale as part of the foreclosure process, which was approved by the court on May 18, 2017. The court appointed receiver was discharged on July 6, 2017. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness, had no further continuing obligations to the lender,

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

and conveyed the usual risks and rewards of ownership. The Company recognized a gain on extinguishment of debt relating to this transaction in the amount of $112,629 for the nine months ended September 30, 2017.
On August 22, 2017, the AT&T-St. Louis asset was sold via sheriff's sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on extinguishment of debt relating to this transaction in the amount of $77,466 for the nine months ended September 30, 2017.
There were no assets that qualified as discontinued operations during the nine months ended September 30, 2018 and 2017.
5. Pro Forma Financial Information
The table set forth below summarizes, on a pro forma basis, the condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2018 and 2017. Such presentation reflects the Company’s disposition of Triangle Center (the “Property”), which was completed on September 24, 2018. The pro forma condensed consolidated results of operations reflect the disposition of the Property as if the transaction occurred on January 1, 2017.
This pro forma information does not purport to represent what the actual condensed consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma revenue	$10,624	$11,964	$29,954	$41,709
Pro forma net income from continuing operations and attributable to the registrant	$4,514	$80,513	$4,439	$188,746
Pro forma net income from continuing operations and attributable to the registrant per common share, basic and diluted	$0.01	$0.09	$0.01	$0.22
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued real estate taxes	$5,589	$6,488
Accrued compensation	2,304	1,919
Accrued interest payable	117	206
Other accrued expenses	2,654	2,435
Total accounts payable and accrued expenses	$10,664	$11,048
7. Mortgage Loans, Net
Mortgage loans outstanding as of September 30, 2018 and December 31, 2017, net of unamortized deferred financing costs, were $35,088 and $55,273, respectively, and had a weighted average interest rate of 4.74% per annum. Deferred financing costs, net, as of September 30, 2018 and December 31, 2017 were $508 and $613, respectively. As of September 30, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

For the year ended December 31,	As of September 30, 2018	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,413	5.24%
Thereafter	26,183	4.56%
Total	$35,596	4.74%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2018 and December 31, 2017, no debt is recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2018 and December 31, 2017, the Company is in compliance with such covenants in all material respects.
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
Non-Recurring Measurements
During the nine months ended September 30, 2018, the Company did not identify any impairment triggers that required the assets to be measured at fair value.
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
September 30, 2018

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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of September 30, 2018 and as of December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$35,596	$34,719	$55,886	$56,862
The Company typically estimates the fair value of its debt instruments using a weighted average market effective interest rate of 5.04% per annum as of September 30, 2018. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.53% to 5.38% as of September 30, 2018. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2018, an income tax benefit of $0 and $155, respectively, was included on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2017, an income tax benefit of $0 and $7, respectively, was included on the condensed consolidated statements of operations.
10. Segment Reporting

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. In the three months ended September 30, 2018, as a result of the evolution of the Company’s operations and asset acquisitions, the Company has determined it no longer operates in three operating segments. The Company has concluded its multi-family assets now represent one operating segment. As a result of this change in the Company’s segment reporting, the Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facilities. The Company’s unimproved land assets are presented below in Other. The following table summarizes net property operations income by segment for the three months ended September 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$9,323	$3,120	$4,146	$1,450	$607	$—
Tenant recovery income	2,123	62	2,036	(4)	29	—
Other property income	203	—	13	92	98	—
Total income	11,649	3,182	6,195	1,538	734	—
Operating expenses and real estate taxes	3,741	98	2,524	685	284	150
Net operating income	$7,908	$3,084	$3,671	$853	$450	$(150)
Non-allocated expenses (a)	(6,000)
Other income and expenses (b)	(596)
Gain on sale of investment properties (c)	12,276
Loss on extinguishment of debt	$(1,199)
Net income	$12,389

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income and interest expense.

(c)	Gain on the sale of investment properties is related to one retail asset and one other asset.

(d)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

The following table summarizes net property operations income by segment for the three months ended September 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,901	$5,344	$4,086	$1,339	$132	$—
Tenant recovery income	1,973	40	1,927	1	5	—
Other property income	129	—	13	87	23	6
Total income	13,003	5,384	6,026	1,427	160	6
Operating expenses	3,747	192	2,359	795	72	329
Net operating income (loss)	$9,256	$5,192	$3,667	$632	$88	$(323)
Non-allocated expenses (a)	(5,377)
Other income and expenses (b)	(35)
Provision for asset impairment (c)	(485)
Loss on sale of investment properties	(29)
Gain on extinguishment of debt (d)	77,466
Net income	$80,796

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consist of other income, interest income, interest expense and income tax expense.

(c)	Provision for asset impairment is for one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to one net lease asset. Refer to Note 4 for additional information.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

The following table summarizes net property operations income by segment for the nine months ended September 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$26,401	$9,359	$12,578	$3,231	$1,233	$—
Tenant recovery income	5,991	183	5,677	61	70	—
Other property income	725	—	32	432	261	—
Total income	33,117	9,542	18,287	3,724	1,564	—
Operating expenses and real estate taxes	10,276	458	7,201	2,064	667	(114)
Net operating income	$22,841	$9,084	$11,086	$1,660	$897	$114
Non-allocated expenses (a)	(19,529)
Other income and expenses (b)	(1,565)
Gain on sale of investment properties (c)	12,301
Loss on extinguishment of debt (d)	(1,199)
Net income	$12,849
Balance Sheet Data
Real estate assets, net (e)	$268,991	$40,730	$116,462	$47,470	$54,651	$9,678
Non-segmented assets (f)	53,793
Total assets	$322,784
Capital expenditures	$3,977	$—	$1,835	$2,076	$9	$57

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense and income tax benefit.

(c)	Gain on the sale of investment properties is related to one retail asset, a parcel of one retail asset and one other asset.

(d)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

The following table summarizes net property operations income by segment for the nine months ended September 30, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$38,260	$20,088	$12,259	$5,782	$132	$(1)
Tenant recovery income	5,640	233	5,413	(55)	5	44
Other property income	823	60	420	296	23	24
Total income	44,723	20,381	18,092	6,023	160	67
Operating expenses and real estate taxes	14,291	3,431	6,744	2,984	72	1,060
Net operating income (loss)	$30,432	$16,950	$11,348	$3,039	$88	$(993)
Non-allocated expenses (a)	(22,551)
Other income and expenses (b)	(11,656)
Provision for asset impairment (c)	(1,197)
Loss on sale of investment properties	(32)
Gain on extinguishment of debt (d)	194,366
Net income	$189,362
Balance Sheet Data
Real estate assets, net (e)	$321,091	$68,057	$149,407	$52,740	$19,596	$31,591
Non-segmented assets (f)	24,454
Total assets	$345,545
Capital expenditures	$6,165	$—	$668	$5,344	$—	$153

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of other income, interest income, interest expense and income tax expense.

(c)	Provision for asset impairment is for one other related asset and one multi-tenant office asset.

(d)	Gain on extinguishment of debt is related to two net lease and one multi-tenant office related assets. Refer to Note 4 for additional information.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$12,389	$80,796	$12,849	$189,362

Denominator:
Weighted average shares outstanding - basic and diluted	871,537,188	868,423,581	871,027,452	867,439,543

Basic and diluted income per share:
Net income per common share	$0.01	$0.09	$0.01	$0.22
12. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly-owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan.
As of September 30, 2018, the Company has granted 5,772,728 of fully vested shares of common stock with an aggregate value of $1,905 based on an estimated net asset value per share of $0.33. Additionally, pursuant to an employment agreement with one of its executive officers, the Company has granted shares with an aggregate value of $700 that will fully vest on March 15, 2019, subject to the applicable executive's continued employment with the Company through the vest date.
Under the guidance of ASC 718, during the nine months ended September 30, 2017, 1,940,476 shares of common stock awards were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2018, 23,595,743 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of September 30, 2018 is as follows:

HIGHLANDS REIT, INC. AND ITS PREDECESSORS
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2018

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	$—
Granted	7,893,940	0.33
Vested	(5,772,728)	0.33
Forfeited	—	—
Balance at September 30, 2018	2,121,212	$0.33
For the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $196 and $2,249, respectively, related to the Incentive Award Plan. At September 30, 2018, there was approximately $356 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through March 15, 2019. For the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $0 and $1,438, respectively. For the three and nine months ended September 30, 2018, the Company paid $0 and $876, respectively, and for the three and nine months ended September 30, 2017, the Company paid $0 and $994, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the nine months ended September 30, 2018. The shares were repurchased for $0.33 per share, which was based on the Company's most recently announced estimated share value.
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
As of September 30, 2018, our portfolio of assets consisted of two office assets, two industrial assets, five retail assets, five multi-family assets, one correctional facility, two parcels of unimproved land and one bank branch. References to the “Company,” “we” or “us” are to Highlands and its predecessors, as well as all of Highlands' wholly-owned subsidiaries.
We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land and multi-family assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended September 30, 2018, and 2017.
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands and its predecessors, as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

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
•Debt maturities and leverage ratios;
•Liquidity levels;
•Funds from operations (“FFO”), a supplemental non-GAAP measure; and
•Adjusted funds from operations (“AFFO”), a supplemental non-GAAP measure.
See “Selected Financial Data” for further discussion of the Company’s use, definitions and limitations of FFO and AFFO.
Results of Operations
Comparison of the three and nine months ended September 30, 2018, and 2017
Key performance indicators are as follows:

	As of September 30,
	2018	2017
Economic occupancy (a)	91.5%	83.0%
Rent per square foot (b)	$16.36	$15.57

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

Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Net income	$12,389	$80,796	$(68,407)	(84.7)%	$12,849	$189,362	$(176,513)	(93.2)%
Net income decreased by $68.4 million to $12.4 million for the three months ended September 30, 2018 from $80.8 million for the three months ended September 30, 2017, primarily as a result of the 2017 gain on extinguishment of debt associated with the AT&T-St. Louis asset in the amount of $77.5 million. Additional factors contributing to the reduction in net income include a reduction in revenues related to property dispositions in the amount of $1.7 million and other income which decreased $1.5 million primarily related to the collection of a previously written-off construction deposit, net of legal fees, related to one of the land parcels located in Orlando, Florida during 2017. The reductions were partially offset by gain on the sale of investment properties in the amount of $12.5 million related to the sale of one of our retail assets and one of our other assets during the third quarter of 2018.
Net income decreased by $176.5 million to $12.8 million for the nine months ended September 30, 2018, from net income of $189.4 million for the nine months ended September 30, 2017 primarily as a result of the 2017 gain on extinguishment of debt associated with the deed of assumption and extinguishment of the debt associated with the Dulles Executive Plaza, AT&T-Hoffman Estates and AT&T-St. Louis assets, in the amount of $194.4 million. In addition, contributing to the variance is a reduction in operating income related to asset dispositions by $3.7 million and the reduction in other income discussed above in the amount of $1.5 million. These reductions were partially offset by gain on the sale of investment properties in the amount of $12.6 million and a reduction in interest expense by $9.9 million related to the disposition of assets and the payoff of debt associated with one of the retail assets.
Operating Income and Expenses

	(in thousands)				(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Income:
Rental income	$9,323	$10,901	$(1,578)	(14.5)%	$26,401	$38,260	$(11,859)	(31.0)%
Tenant recovery income	2,123	1,973	150	7.6%	5,991	5,640	351	6.2%
Other property income	203	129	74	57.4%	725	823	(98)	(11.9)%
Total revenues	11,649	13,003	(1,354)	(10.4)%	33,117	44,723	(11,606)	(26.0)%
Operating Expenses:
Property operating expenses	2,353	2,395	(42)	(1.8)%	6,648	8,383	(1,735)	(20.7)%
Real estate taxes	1,388	1,352	36	2.7%	3,628	5,908	(2,280)	(38.6)%
Depreciation and amortization	3,406	3,288	118	3.6%	9,753	13,788	(4,035)	(29.3)%
General and administrative expenses	2,594	2,089	505	24.2%	9,776	8,763	1,013	11.6%
Provision for asset impairment	—	485	(485)	(100.0)%	—	1,197	(1,197)	(100.0)%
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

Total revenues decreased by $1.4 million in the three months ended September 30, 2018 compared to the same period in 2017 as a result of the disposition of the AT&T-St. Louis asset during 2017 as part of cooperative foreclosure processes and the sale of one of our multi-tenant office assets. Partially offsetting these reductions is rental revenue related to the multi-family assets acquired during 2017 and 2018 and an increase in occupancy at one of the office assets.
Total revenues decreased by $11.6 million in the nine months ended September 30, 2018 compared to the same period in 2017 because of the factors discussed above. Another factor contributing to these reductions was the loss of all rental income at one of the correctional facilities during the first quarter of 2017 because the tenant elected not to renew their lease, leaving such property vacant.
Property operating expenses were primarily consistent in the three months ended September 30, 2018 compared to the same period in 2017.
Property operating expenses decreased by $1.7 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of the property dispositions discussed above offset by increases in expense related to two office assets and the multi-family asset acquisitions.
Real Estate Taxes
Real estate taxes were primarily consistent during the three months ended September 30, 2018 compared to the same period in 2017.
Real estate taxes decreased $2.3 million for the nine months ended September 30, 2018 compared to the same period in 2017 as a result of the property dispositions discussed above. Additional factors contributing to the reductions were the sale of one of the parcels of land during the fourth quarter of 2017, a reduction in the assessed value of one of the correctional facilities vacated during the first quarter 2017 and an adjustment of 2017 taxes for one of our previously disposed net lease assets.
Depreciation and Amortization
Depreciation and amortization increased by $0.1 million for the three months ended September 30, 2018 compared to the same period in 2017 as a result of the acquisition of multi-family assets discussed above. A decrease of $4.0 million in depreciation and amortization for the nine months ended September 30, 2018 compared to the same period during the prior year is primarily a result of the dispositions discussed above partially offset by increases related to the multi-family asset acquisitions.
General Administrative Expenses
General and administrative expenses increased by $0.5 million to $2.6 million for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017, which is primarily related to the hiring of our new Chief Financial Officer.
General and administrative expenses increased by $1.0 million to $9.8 million for the nine months ended September 30, 2018 from $8.8 million for the nine months ended September 30, 2017 primarily related to the factors discussed above.
Provision for Asset Impairment
The provision for asset impairment variance in the amount of $0.5 million and $1.2 million during the three and nine months ended September 30, 2018, respectively, was attributed to impairment taken on one of the multi-tenant office assets and one of the parcels of land during 2017. No such impairments were noted in the three and nine month period ended September 30, 2018.

Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)		2018	2017	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$81	$18	$63	350.0%	$371	$75	$296	394.7%
Gain (loss) on sale of investment properties	12,276	(29)	12,305	42,431.0%	12,301	(32)	12,333	38,540.6%
(Loss) gain on extinguishment of debt	(1,199)	77,466	(78,665)	(101.5)%	(1,199)	194,366	(195,565)	(100.6)%
Other income	23	1,489	(1,466)	(98.5)%	23	1,492	(1,469)	(98.5)%
Interest expense	(700)	(1,542)	(842)	(54.6)%	(2,114)	(13,230)	(11,116)	(84.0)%
Interest Income
Interest income increased by $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017 as a result of enhanced cash management practices.
Gain (Loss) on Sale of Investment Properties
During the three and nine months ended September 30, 2018, the gain on sale of investment properties was $12.3 million, which is primarily related to Highlands' sale of one of our retail assets and one of our other assets. No such gains were recorded during the three and nine months ended September 30, 2017.
(Loss) Gain on Extinguishment of Debt
The loss on extinguishment of debt during the three and nine months ended September 30, 2018 is related to prepayment penalties on the payoff of mortgage debt for the retail asset sold, discussed above.
During the three and nine months ended September 30, 2017, the gain on extinguishment of debt was $77.5 million and $194.4 million, respectively, which is attributed to the sale of one and three of our investment properties, respectively, discussed above.
Other Income
Other income decreased by $1.5 million for the three and nine months ended September 30, 2018 primarily related to the collection of a previously written-off construction deposit, net of legal fees, related to our land parcel located in Orlando, Florida during 2017.
Interest Expense
Interest expense decreased by $0.8 million to $0.7 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017 primarily because of reductions attributed to the property dispositions discussed above.
Interest expense decreased by $11.1 million to $2.1 million for the nine months ended September 30, 2018 from $13.2 million for the nine months ended September 30, 2017 as a result of the property dispositions discussed above.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of September 30, 2018:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2018	6	3,300	$65	0.2%	0.2%	$19.70
2019	11	156,257	2,063	7.8%	6.1%	13.20
2020	26	443,162	12,541	22.1%	37.0%	28.30
2021	18	196,896	3,533	9.8%	10.4%	17.94
2022	13	238,382	3,497	11.9%	10.3%	14.67
2023	6	40,513	467	2.0%	1.4%	11.53
2024	3	103,800	920	5.2%	2.7%	8.86
2025	5	33,377	414	1.7%	1.2%	12.40
2026	8	31,655	731	1.6%	2.2%	23.09
2027	11	644,937	7,263	32.1%	21.4%	11.26
Month to Month	4	12,911	205	0.6%	0.6%	15.88
Thereafter	20	104,537	2,219	5.2%	6.5%	21.23
	131	2,009,727	$33,918	100.0%	100.0%	$16.88
The following table represents new and renewed leases that commenced in the nine months ended September 30, 2018.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	6	129,405	$27.27	8.47
Renewals	5	47,344	$9.97	4.67
Total	11	176,749	$22.64	7.45
During the nine months ended September 30, 2018, eleven new leases and renewals commenced with gross leasable area totaling 176,749 square feet. The weighted average lease term for new and renewal leases was 8.47 and 4.67 years, respectively.
Liquidity and Capital Resources
As of September 30, 2018, we had $42.0 million of cash and cash equivalents, and $2.0 million of restricted escrows.
Our principal demands for funds have been or may be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to pay for acquisitions;

•	to pay for capital commitments;

•	to fund distributions;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 22.6% of our revenue for the nine months ended September 30, 2018 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease this asset at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2018 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of September 30, 2018	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,413	5.24%
Thereafter	26,183	4.56%
Total	$35,596	4.74%
As of September 30, 2018 and December 31, 2017, no debt is recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property owning subsidiaries' mortgage loans.
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Mortgage loans outstanding as of September 30, 2018 and December 31, 2017 were $35.6 million and $55.9 million, respectively, and had a weighted average interest rate of 4.74% per annum. For the three and nine months ended September 30, 2018, we had no additional borrowings secured by mortgages on our assets.

Summary of Cash Flows
Comparison of the nine months ended September 30, 2018 and September 30, 2017

	(in thousands)
	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$10,855	$13,498
Cash used in investing activities	(525)	(24,031)
Cash used in financing activities	(22,324)	(37,296)
Decrease in cash, cash equivalents and restricted cash	(11,994)	(47,829)
Cash, cash equivalents and restricted cash, at beginning of period	56,007	64,163
Cash, cash equivalents and restricted cash, at end of period	$44,013	$16,334
Cash provided by operating activities was $10.9 million and $13.5 million for the nine months ended September 30, 2018, and 2017, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities decreased $2.6 million when comparing to the same period in 2017 primarily as a result of the disposition of assets during 2017.
Cash used in investing activities was $0.5 million and $24.0 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities decreased $23.5 million when comparing to the same period in 2017, primarily as a result of the proceeds received from the sale of investment properties partially offset by the increase in the acquisition of investment properties.
Cash used in financing activities was $22.3 million and $37.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in financing activities for the nine months ended September 30, 2018 was primarily related to the payoff of mortgage debt in the amount of $19.5 million and prepayment penalties in the amount of $1.1 million related to the sale of one of our retail assets. Cash used in financing activities for the nine months ended September 30, 2017 was primarily due to principal payments on mortgage debt of $6.0 million and the payoff of mortgage debt in the amount of $30.3 million related to one of our retail assets.
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
Distributions
For the nine months ended September 30, 2018 and 2017, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.
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

	As of
	September 30, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$322,784	$329,617
Mortgage loans, net	$35,088	$55,273

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Data:
Total revenues	$11,649	$13,003	$33,117	$44,723
Net income	$12,389	$80,796	$12,849	$189,362
Net income per common share, basic and diluted	$0.01	$0.09	$0.01	$0.22
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$44,013	$16,334	$44,013	$16,334
Long-term obligations (a)	$35,088	$55,432	$35,088	$55,432
Supplemental Measures (unaudited):
Funds from operations (b)	$3,519	$84,600	$10,301	$204,406
Adjusted funds from operations (b)	$4,718	$7,134	$11,500	$10,040
Cash Flow Data:
Net cash flows provided by operating activities	$5,167	$2,856	$10,855	$13,498
Net cash flows provided by (used in) investing activities	$11,827	$(22,568)	$(525)	$(24,031)
Net cash flows used in financing activities	$(20,908)	$(1,096)	$(22,324)	$(37,296)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,389	$80,796	$12,849	$189,362
Depreciation and amortization related to investment assets	3,406	3,288	9,753	13,813
Impairment of investment properties	—	485	—	1,197
(Gain) loss on sale of investment properties, net	(12,276)	29	(12,301)	32
Funds from operations	$3,519	$84,600	$10,301	$204,406
Loss (gain) on extinguishment of debt	1,199	(77,466)	1,199	(194,366)
Adjusted funds from operations	$4,718	$7,134	$11,500	$10,040
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
Not applicable.
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

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2018
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 6, 2018
Paul Melkus