Form 10-K
period 2018-12-31
Highlands REIT, Inc.
filed 2019-03-22
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second quarter) was approximately $287.6 million, based on the estimated per share value of $0.33 as established by the registrant on December 31, 2017.

As of March 21, 2019 there were 875,589,393 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be held on May 9, 2019.

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
Item 1. Business
Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands.
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
As of December 31, 2018, our portfolio consisted of one office asset, two industrial assets, five retail assets, five multi-family assets, one correctional facility, two parcels of unimproved land and one bank branch. All of our assets are located in the United States, with little geographic concentration. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land assets are presented in other assets (see Note 12 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets. Highlands was incorporated in December 2015 as a Maryland corporation and operates in a manner that allows us to continue to qualify as a REIT for U.S. federal tax purposes.
2018 Highlights
•In April 2018, the Company completed the transition of its transfer agent from DST Systems to Computershare.
•Effective April 23, 2018, the Company hired Paul Melkus as its Chief Financial Officer (“CFO” ). Mr. Melkus previously served as Director of Highlands. Prior to joining the Company, Mr. Melkus served as Global Head of Capital Markets - Real Estate and Infrastructure Department for Abu Dhabi Investment Authority. As CFO of Highlands, Mr. Melkus is charged with developing, implementing and managing all financial related aspects of the Company's strategic plans.

•On May 15, 2018, the Company acquired The Lafayette, a 41-unit multi-family asset located in Denver, Colorado, for a purchase price of $9.5 million.
•During the second quarter of 2018, the Company completed construction on an outpad development at its Lincoln Mall property, adding approximately 10,000 square feet of retail space for additional tenants.
•On July 31, 2018, the Company leased approximately 50% of its multi-tenant office asset located in San Jose, California, to Alta Devices, Inc., a maker of flexible solar panels and subsidiary of Hanergy Holdings Group.
•On August 7, 2018, we completed the sale of our vacant and unleased correctional facility located in Haskell, Texas, for a sale price of $3.6 million.
•On August 22, 2018, the Company acquired 1620 Central Street, a 47-unit multi-family asset located in Evanston, Illinois, for a purchase price of $20.5 million.
•On September 12, 2018, the Company acquired Kenilworth Court, a 30-unit multi-family asset located in Denver, Colorado, for a purchase price of $5.8 million.
•On September 24, 2018, we sold our retail assets located in Longview, Washington, for a sale price of $38.3 million. We paid off the mortgage debt of $19.5 million with the proceeds from the sale, which was scheduled to mature on May 1, 2021.
•On December 28, 2018, we completed the sale of our multi-tenant office asset located in Pittsburgh, Pennsylvania, for a sale price of $38.5 million.
Recent Developments
•On January 8, 2019, the Company acquired The Detroit Apartments and Detroit Terraces, two adjacent apartment buildings with 80 units, located in Denver, Colorado, for a purchase price of $19.0 million.
•On February 13, 2019, we entered into an agreement to sell our Lincoln Mall asset, a retail asset located in Lincoln, Rhode Island, for a gross sale price of $57.0 million. The sale of Lincoln Mall is expected to be completed in the second quarter of 2019.
•On February 15, 2019, we entered into a credit agreement (the “Credit Agreement”) with Huntington National Bank that provides for a revolving credit facility of up to $50.0 million and a term loan facility of up to $50.0 million with an accordion feature for an additional $100.0 million in potential financing.
References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands’ wholly-owned subsidiaries. For the complete presentation of our reportable segments, see Note 11 to our Consolidated Financial Statements for the years ended December 31, 2018 and 2017.
Business Strategy
Our investment objectives are to preserve, protect and maximize the total value of our portfolio. Given the quality and nature of the assets in our legacy “non-core” portfolio, which are generally disjointed, non-institutional grade, relatively illiquid, require substantial time and investment to bring to market and are not positioned to protect capital or deliver an acceptable risk-adjusted return, as well as current market conditions, we expect that this strategy will take multiple years to develop and execute. In order to meet our investment objectives, we intend to continue to engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving its overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company's overall strategy to optimize the value of the portfolio, enhance our options for a future liquidity event and maximize shareholder value. We are currently exploring appropriate markets and evaluating potential acquisitions to add to our multi-family portfolio.

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
Financing Strategy
Certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, including our credit facility, please refer to “Management's Discussion and Analysis - Borrowings.”
As of December 31, 2018 and December 31, 2017, no debt was recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property-owning subsidiaries' mortgage loans. On February 15, 2019, we entered into the Credit Agreement which provides for a secured revolving credit facility of up to $50.0 million and a secured term loan facility of up to $50.0 million with an accordion feature for an additional $100.0 million in potential financing. See Note 16 to the consolidated financial statements for additional information regarding subsequent events.
Customers
Approximately 23.0% of our current revenue derives from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset. The lease on this property expires in January of 2020 and if we are unable to re-lease the property, or re-lease on similar terms, our financial condition, cash flows and results of operations would be adversely affected. A significant portion of our revenue has historically been generated by AT&T, Inc. (“AT&T”). For the year ended December 31, 2017, approximately 19% of our total annualized rental income was generated by single-tenant assets leased to affiliates of AT&T. One of those leases expired in 2017, with the underlying asset being foreclosed upon. The loss of revenue historically generated by those properties leased to AT&T has had an adverse impact on our future revenues.
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
Employees
At December 31, 2018, we had nine full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us.
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
Principal Executive Offices

Our principal executive offices are located at 332 S Michigan Avenue, Ninth Floor, Chicago, Illinois, 60604, and our telephone number is (312)-583-7990. We maintain a website at www.highlandsreit.com.
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
Risks Related to Our Business and Industry
Short-term multi-family community leases associated with any multi-family residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
We expect that, to the extent that we invest in any multi-family residential properties, substantially all of our multi-family community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
The costs of compliance with laws and regulations relating to our residential properties may adversely affect our income and the cash available for any distributions.
Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. In addition, rent control laws may be applicable to any of our residential properties.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.
These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.
Any newly acquired or developed multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” Our properties may not comply in all material respects with all present requirements under the ADA and applicable state laws. When acquiring properties, we may not succeed in placing the burden on the seller to ensure compliance with the ADA. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to you.

Increased competition and increased affordability of residential homes could limit our ability to retain tenants, lease multi-family homes or increase or maintain rents.
The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family communities, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family homes at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. If so, this will increase the number of multi-family homes available and may decrease occupancy and multi-family rental rates. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family homes and increase or maintain rental rates.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. In the future, we may utilize loan programs sponsored by these entities as a source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family assets and, as a result, may adversely affect our future growth and operations.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations.
As of December 31, 2018, the current lease term for leases representing approximately 6.0% of the rentable square feet and approximately 5.5% of the annualized base rent of the assets in our portfolio will expire in 2019 (not taking into account any renewal options), and an additional 8.4% of the rentable square feet of the assets in our portfolio was vacant. In addition, approximately 23.0% of our current revenue derives from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset. The lease on this property expires in January of 2020 and if we are unable to re-lease the property, or re-lease on similar terms, our financial condition, cash flows and results of operations would be adversely affected. We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our assets are special use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our asset. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its assets, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term, and may not recover any balances at all.
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
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During 2018, we determined that impairment with respect to two of our properties had occurred, resulting in reductions in net carrying value of those assets by an aggregate of $4.7 million. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
The management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies, and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of such facilities has encountered resistance from groups, such as labor unions, that believe that correctional facilities should only be operated by governmental agencies. In addition, negative publicity about poor conditions, an escape, riot or other disturbance at a privately-

managed facility may result in adverse publicity to the private corrections industry. Any of these occurrences or continued trends may make it more difficult for the tenants of our correctional facilities to renew or maintain existing contracts or to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional facility could have a material adverse effect on our tenants who operate in this industry, which could adversely impact the value of our correctional facility asset, our ability to re-lease such asset upon expiration of the existing lease term and our results of operations.
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
We intend to maintain comprehensive insurance on each of our current assets, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by property owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, environmental events and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
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
If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more time-consuming and costly, and may place a strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and management oversight.
Current controls and any new controls that we develop may become inadequate due to changes in conditions of our business. Further, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations.
As an “emerging growth company,” we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public reporting companies.
We are an “emerging growth company” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public reporting companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an emerging growth company, we will not be required to:

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
Certain of our debt is secured by certain of our assets, and, if our wholly-owned property-owning subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose.
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
MB REIT, one of our wholly-owned subsidiaries, is subject to obligations under certain “non-recourse carve-out” indemnity agreements and guarantees that may be deemed to be triggered in the future.
As of December 31, 2018, three of our assets are encumbered by traditional non-recourse debt obligations. In connection with these loans, MB REIT entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against MB REIT if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

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
Our failure to comply with the covenants in our Credit Agreement and other debt agreements could materially and adversely affect us.
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
The Credit Agreement, which governs our new secured credit facility, contains various covenants with which we must comply and which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, grant liens on our assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and, during the continuance of an event of default, make distributions and prepay certain types of indebtedness. The Credit Agreement also contains financial covenants with which we must comply, including a maximum leverage ratio, a maximum variable rate leverage ratio, a maximum amount of recourse indebtedness, a minimum fixed charge coverage ratio, a prohibition on recourse debt, a maximum amount of cross-collateralized non-recourse debt, a minimum tangible net worth and a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other debt agreement that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. In addition, the Credit Agreement contains, and any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness. Our continued ability to borrow under the Credit Agreement and any other indebtedness that we have or may obtain will be subject to compliance with the covenants in the Credit Agreement or in the debt agreement governing such other indebtedness.
Our failure to comply with these covenants, as well as our inability to make required payments under the Credit Agreement or any future debt agreement, could cause an event of default under the Credit Agreement, which, if not waived, could result in the termination of the financing commitments under the Credit Agreement, the acceleration of the maturity of the outstanding indebtedness thereunder and the lenders under the Credit Agreement obtaining ownership of our subsidiaries whose equity interests were pledged as collateral for such indebtedness, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and, in the case of secured debt, the lenders taking possession of the property or properties securing such debt. If repayment of any of our indebtedness is accelerated and/or we are unable to make additional borrowings under the Credit Agreement or any of our other debt agreements, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
We may be unable to satisfy our debt obligations upon a change of control.
Under the documents that govern our indebtedness, if we experience a change of control, we could be required to incur certain penalties, fees and other expenses, which may include repayment of the entire principal balance of some of our outstanding indebtedness plus additional fees and interest. We might not have sufficient funds to repay such amounts. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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
We may require debt financing from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs.  There are currently, and are likely to continue to be, a number of distressed assets in our portfolio that are in danger of becoming subject to foreclosure proceedings.  Lenders may consider the fact that such distressed assets exist within our portfolio when determining whether to advance credit to us in the future, even though each asset is owned by a separate subsidiary.  Additionally, certain of our existing debt financing was entered into prior to our spin-off from InvenTrust.  Due to our reduced size in comparison to InvenTrust, it may be difficult to refinance our existing debt on favorable terms.  If we are unable to obtain debt financing on favorable terms, or at all, or if the ability to obtain financing is restricted by the terms of our credit facility or other indebtedness we may incur, our business, financial condition and results of operations may be adversely affected.
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
We intend to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, including under the terms of our credit facility, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
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
Risks Related to Our Relationship with InvenTrust and the Separation
We may have potential business conflicts of interest with InvenTrust with respect to our past relationship.
Conflicts of interest may arise between InvenTrust and us in a number of areas relating to our past relationship, including:

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
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status for the four taxable years after the year in which we failed to qualify as a REIT.
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
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Under the federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
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
We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include, among others:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business's "adjusted taxable income," except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us were effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on us.
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
The 2017 Tax Legislation makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The 2017 Tax Legislation also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the 2017 Tax Legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the 2017 Tax Legislation will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the 2017 Tax Legislation this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.
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
On January 11, 2019, we announced an estimated value of our common stock equal to $0.35 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2018. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
All of our assets and assets are held through wholly-owned subsidiaries. We depend on cash distributions from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our stockholders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, the Company owned 15 revenue producing assets and two parcels of unimproved land.
General
The following is a list of the assets in the Highlands Portfolio as of December 31, 2018. All assets are 100% owned:

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (a)	Annualized Base Rent (b) (in thousands)	Annualized Base Rent per Leased Square Foot (c)	Significant Tenants (e)
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	91.90%	$665	$18.10	n/a
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	40,809	83.93%	661	19.29	n/a
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	93.35%	631	26.42	n/a
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	87.60%	374	25.69	n/a
1620 Central Street	Evanston, IL	Multi-Family	Multi-Family	51,808	90.16%	1,309	28.02	n/a
Versacold USA - St. Paul	St. Paul, MN	Net Lease	Industrial	219,664	100.00%	1,219	5.55	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Net Lease	Industrial	269,985	100.00%	899	3.33	Versacold USA, Inc.
Trimble	San Jose, CA	Multi-Tenant Office	Multi-Tenant Office	176,905	54.71%	2,555	26.40	Alta Devices, Inc.
Hudson Correctional Facility	Hudson, CO	Net Lease	Correctional Facility	301,029	100.00%	10,166	33.77	The GEO Group, Inc.
Citizens - Providence	Providence, RI	Net Lease	Bank Branch	51,136	50.22%	404	15.73	Citizens Bank
Palazzo Land	Orlando, FL	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
RDU Land	Raleigh, NC	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
Shops at Sherman Plaza (d)	Evanston, IL	Retail	Retail	151,752	95.02%	3,295	22.85	Fitness International; Barnes & Noble Books; Target
Market at Hilliard	Hilliard, OH	Retail	Retail	115,221	100.00%	1,722	14.95	Bed Bath & Beyond; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Retail	Retail	193,657	100.00%	1,830	9.45	Burlington Coat Factory; Dick's Sporting Goods; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Retail	Retail	86,835	90.63%	1,037	13.17	Marmaxx Operating; Dollar Tree
Lincoln Mall	Lincoln , RI	Retail	Retail	456,666	89.89%	4,963	12.09	Stop & Shop; Cinema World; Lincoln Tech; Marshalls
Total				2,197,614	91.53%	$31,729	$15.77

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

(c)	Annualized base rent per leased square foot is computed as annualized rent divided by the total occupied square footage at the end of the period.

(d)	A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042, and the monthly payment as of December 31, 2018 is $1,749.

(e)	Several of our assets have one or more tenants responsible for more than 10% of the asset's gross leasable area.

The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2018	2,197,614	91.53%	$15.77
December 31, 2017	2,663,508	83.71%	$15.48
December 31, 2016	6,190,974	66.69%	$14.52
Lincoln Mall and Sherman Plaza accounted for 10% or more of our total assets as of December 31, 2018.
Hudson Correctional Facility, Lincoln Mall and Sherman Plaza accounted for 10% or more of our total revenues for the year ended December 31, 2018.
Hudson Correctional Facility
As of December 31, 2018, 2017 and 2016, the total GLA for Hudson Correctional Facility was 301,029 square feet, the economic occupancy was 100% and the average annual base rent per leased square foot was $33.77.
As of December 31, 2018, Hudson Correctional Facility has one tenant, The Geo Group, Inc., a correctional facility operator, whose economic occupancy is 100% of the total gross leasable square feet. However, the asset has not housed prisoners since October 2013. Its annualized base rent is $10.2 million. If The Geo Group, Inc. does not exercise its renewal option, its lease will expire in 2020. The lease has two ten-year renewal options. Given the niche market for the asset and the fact that the management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public, demand for this asset by other tenants and buyers is expected to be limited.
Lincoln Mall
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Lincoln Mall as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2018	456,666	89.89%	$12.09
December 31, 2017	445,466	92.56%	$12.33
December 31, 2016	445,466	92.40%	$12.55
Significant tenants based on annualized base rent as of December 31, 2018 include Stop and Shop, Inc. and Lincoln Tech.
On February 13, 2019, we entered into an agreement to sell Lincoln Mall for a gross sale price of $57.0 million. See Note 16 to the consolidated financial statements for additional information regarding the agreement to sell Lincoln Mall.
Sherman Plaza
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Sherman Plaza as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2018	151,752	95.02%	$22.85
December 31, 2017	152,786	94.01%	$20.03
December 31, 2016	150,709	88.90%	$20.62
Significant tenants based on annualized base rent as of December 31, 2018 include Fitness International, Target and Barnes and Noble Booksellers.
Lease Expirations
The following table sets forth lease expirations for all of our assets as of December 31, 2018, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2019	15	126,721	$1,846,000	6.0%	5.5%	$14.57
2020	37	532,521	13,755,000	25.1%	40.7%	25.83
2021	19	232,760	3,201,000	11.0%	9.5%	13.75
2022	10	218,910	2,998,000	10.3%	8.9%	13.70
2023	10	54,906	727,000	2.6%	2.2%	13.24
2024	8	168,339	1,822,000	7.9%	5.4%	10.83
2025	7	40,030	551,000	1.9%	1.6%	13.77
2026	8	31,655	731,000	1.5%	2.2%	23.11
2027	5	595,816	5,688,000	28.1%	16.7%	9.54
2028	7	38,459	884,000	1.8%	2.6%	22.99
Month to Month	4	13,500	200,000	0.6%	0.6%	14.84
Thereafter	15	68,953	1,400,000	3.2%	4.1%	20.30
	145	2,122,570	$33,803,000	100.0%	100.0%	$15.93

Mortgage Financing
The table below sets forth all material mortgages or other liens or encumbrances against any of our assets as of December 31, 2018. No debt was recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property owning subsidiaries' mortgage loans.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Market at Hilliard	$15,761	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
State Street Market	$9,365	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
Buckhorn Plaza	$10,317	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Item 3. Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Richard Vance, age 55, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Joseph Giannini, age 55, has served as Senior Vice President, Chief Accounting Officer and Treasurer since our spin-off from InvenTrust on April 28, 2016. Prior to this, Mr. Giannini served as Vice President, Controller of Property Accounting of InvenTrust, where he was responsible for overseeing the property accounting for the retail and non-core assets. In addition, Mr. Giannini was responsible for reviewing, restructuring and implementing new processes within property accounting. From September 2008 through February 2014, Mr. Giannini served as the Hotel Controller for various affiliates of InvenTrust where he was responsible for all aspects of the hotel accounting, including working with third party property managers for InvenTrust’s 100 plus hotel portfolio. Prior to September 2008, Mr. Giannini held various accounting positions with Lennar Corporation, AMLI Residential and Trammell Crow Residential Midwest. Mr. Giannini received his undergraduate Accounting degree from St. Joseph’s College in Indiana in 1985. He also has a Master of Business Administration degree from Lake Forest Graduate School of Management and is a Certified Public Accountant. He is a member of the AICPA.
Robert J. Lange, age 36, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. Prior to joining the Company, Mr. Lange served as Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust, Highlands’ former parent company. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin - Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Paul A. Melkus, age 54, has served as Executive Vice President and Chief Financial Officer of Highlands since 2018. Prior to this appointment, Mr. Melkus served from April 2016 to April 2018 as a director of Highlands, chair of the board’s audit committee, and a member of the board’s compensation committee. Mr. Melkus served as Global Head of Capital Markets - Real Estate and Infrastructure Department for the Abu Dhabi Investment Authority, one of the world’s largest sovereign wealth funds, and as a member of its Executive Committee from 2012 to 2016. In this role, he was responsible for the development of financing strategy and management of lending relationships for Abu Dhabi Investment Authority’s global real estate investment portfolio. Mr. Melkus served as Senior Vice President - Capital Markets at General Growth Properties, Inc., a publicly traded REIT, from 2010 to 2011, as Director - Capital Markets at Deutsche Bank Asset Management from 2004 to 2009 and as Director - Capital Markets Investments at General Electric Capital Corporation from 1998 to 2004. Mr. Melkus has also consulted at Ernst & Young on a variety of capital markets and real estate related transactions and served as a securities analyst and asset manager at Northern Trust Company. Mr. Melkus is a graduate of DePauw University where he earned his Bachelor of Arts majoring in Economics and Management. He earned his Master of Science degree from the University of Wisconsin’s Real Estate Investment and Urban Economics program.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On January 11, 2019, we announced an estimated value of our common stock as of December 31, 2018 equal to $0.35 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2018. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of January 8, 2019, reflects values as of December 31, 2018. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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
Generally, Real Globe estimated the value of our wholly-owned real estate, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2028 and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of land assets, a sales comparison approach was utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2018. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.38 - $0.43 per share on a fully diluted basis. The mid-point in the final range was $0.40 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.

On January 10, 2019, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 31, 2018 equal to $0.35 per share on a fully diluted basis. At a full meeting of our Board held on January 10, 2019, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of December 31, 2018 equal to $0.35 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which estimated value assumes a weighted average terminal capitalization rate equal to 7.45% and a discount rate equal to 8.52% and falls within the range of per share net asset values for the Company’s common stock not including certain estimated corporate-level transaction costs provided by the Company that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.38	$0.40	$0.43
Terminal Capitalization Rate	7.45%	6.95%	6.45%
Discount Rate	8.52%	8.02%	7.52%
In order to estimate the final range of value, Real Globe deducted $0.03 of certain estimated corporate-level transaction costs that were provided by the Company from the range of value above. The following chart presents the resulting final range of values, net of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event.

Final Range of Value
Share Price
Low	$0.35
Midpoint	$0.37
High	$0.40
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
The estimated value per share was approved by our Board on January 10, 2019 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 8, 2019 we had 166,715 stockholders of record.
Distributions
For the twelve months ended December 31, 2018 and 2017, no cash distributions were paid by us.
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
Recent Sales of Unregistered Securities
None.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Item 1A. Risk Factors,” “Part II-Item 6. Selected Financial Data,” “Part I-Item 1. Business,” “Part I-Item 2. Properties” and the historical consolidated financial statements, and related notes included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements.” The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K.
Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands.
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
As of December 31, 2018, our portfolio of assets consisted of one office asset, two industrial assets, five retail assets, five multi-family assets, one correctional facility, two parcels of unimproved land and one bank branch. References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned subsidiaries.
We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2018 and 2017.
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
The accompanying consolidated financial statements include the accounts of Highlands, as well as all of Highlands' wholly-owned subsidiaries (collectively, “the Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

For the years ended December 31, 2018 and 2017, comprehensive income equaled net income; therefore, separate consolidated statements of comprehensive income are not included in the accompanying consolidated financial statements.
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
Acquisition and Disposition Activity
During the year ended December 31, 2018, we continued to invest in multi-family assets with the following acquisitions of properties:

Property	Location	Acquisition Date	Gross Acquisition Price
The Lafayette	Denver, CO	5/15/2018	$9,525
1620 Central Street	Evanston, IL	8/22/2018	20,500
Kenilworth Court	Denver, CO	9/12/2018	5,750
			$35,775
On January 8, 2019, the Company acquired The Detroit Apartments and Detroit Terraces, two adjacent apartment buildings, located in Denver, Colorado, for a purchase price of $19.0 million. See Note 16 to the consolidated financial statements for additional information regarding subsequent events.

During the year ended December 31, 2018, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling:

Property	Location	Date	Gross Disposition Price
Buckhorn Plaza (partial lot sale)	Bloomsburg, PA	2/8/2018	$60
Rolling Plains (correctional facility)	Haskell, TX	8/7/2018	3,600
Triangle Center (1)	Longview, WA	9/24/2018	38,340
Bridgeside Point	Pittsburgh, PA	12/28/2018	38,500
			$80,500
(1) Mortgage debt in the amount of $19,479 was paid off with the proceeds from the sale.
On February 13, 2019, we entered into an agreement to sell Lincoln Mall for a gross sale price of $57.0 million. See Note 16 to the consolidated financial statements for additional information regarding the agreement to sell Lincoln Mall.
Results of Operations
Comparison of the years ended December 31, 2018 and 2017
Key performance indicators are as follows:

	As of December 31,
	2018	2017
Economic occupancy (a)	91.5%	83.7%
Rent per square foot (b)	$15.77	$15.48

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

The increase in occupancy in 2018 is due to an increase in occupancy at one of our multi-tenant office assets.
Consolidated Results of Operations

	(in thousands)
	For the Year ended December 31,
	2018	2017	Increase/(Decrease)
Net income	$24,928	$173,999	$(149,071)	(85.7)%
Net income decreased by $149.1 million to $24.9 million for the year ended December 31, 2018 from $174.0 million for the year ended December 31, 2017. The main factors contributing to the decrease were the gains on extinguishment of debt in the aggregate amount of $194.6 million related to the conveyance of our AT&T-Hoffman Estates, AT&T-St. Louis and Dulles Executive Plaza assets to our lenders in various cooperative foreclosure proceedings during 2017 and a reduction in operating income related to the disposition of assets during 2017. Partially offsetting these reductions include a reduction in the provision for asset impairment charges of $21.2, an increase in gain on the sale of investment properties of $19.1 million and a reduction in interest expense of $11.3 million driven by the reduction in debt.
Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2018	2017	Increase/(Decrease)
Property income:
Rental income	$34,966	$47,115	$(12,149)	(25.8)%
Tenant recovery income	7,795	7,342	453	6.2%
Other property income	748	1,005	(257)	(25.6)%
	43,509	55,462	(11,953)	(21.6)%
Operating expenses:
Property operating expenses	8,892	10,871	(1,979)	(18.2)%
Real estate taxes	5,028	7,420	(2,392)	(32.2)%
Depreciation and amortization	12,178	17,225	(5,047)	(29.3)%
General and administrative expenses	12,603	10,924	1,679	15.4%
Provision for asset impairment	4,667	25,849	(21,182)	(81.9)%
Gain on sale of investment properties	27,863	8,674	19,189	221.2%
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
Total property income decreased by $12.0 million in the year ended December 31, 2018 compared to the same period in 2017 as a result of the disposition of the AT&T-St. Louis and Dulles Executive Plaza assets that were transferred to their respective lenders during 2017 as part of cooperative foreclosure processes. Partially offsetting these reductions were revenues from three multi-family asset acquisitions.
Real Estate Taxes
Real estate taxes decreased $2.4 million for the year ended December 31, 2018 compared to the same period in 2017 as a result of the property dispositions of AT&T-Hoffman Estates, Dulles Executive Plaza and AT&T-St. Louis at various times during 2017. Additional factors contributing to the reductions were the sale of one of the parcels of land during the fourth quarter of 2017, a reduction in the assessed value of one of the correctional facilities vacated during the first quarter of 2017 and an adjustment of 2017 taxes for one of our previously disposed net lease assets partially offset by increases related to the multi-family asset acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased by $5.0 million for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of the disposition of one of our retail assets in 2018 and the dispositions discussed above during 2017 partially offset by increases related to the multi-family asset acquisitions.
General Administrative Expenses
General and administrative expenses increased by $1.7 million to $12.6 million for the year ended December 31, 2018 from $10.9 million for the year ended December 31, 2017, which is primarily related to the hiring of our new Chief Financial Officer and an increase in stock-based compensation expense, partially offset by a reduction in professional services.
Provision for Asset Impairment

For the year ended December 31, 2018, we identified certain assets that may have a reduction in the estimated fair market value. We recorded an impairment of investment properties of $4.7 million on one net lease asset and one land parcel for the year ended December 31, 2018.
For the year ended December 31, 2017, we identified certain assets that may have a reduction in the expected holding period or a major tenant moving out or not renewing an expiring lease, and reviewed the probability of these properties' disposition. We recorded an impairment of investment properties of $25.8 million on one net lease asset, one land parcel and one multi-tenant office asset.
Gain on Sale of Investment Properties
During the year ended December 31, 2018, the gain on sale of investment properties was $27.9 million, which is attributed to Highlands' sale of one retail asset, one multi-tenant office asset and one other asset during 2018.
During the year ended December 31, 2017, the gain on sale of investment properties was $8.7 million, which is attributed to Highlands' sale of two land parcels and one multi-tenant office asset during 2017.
Non-Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2018	2017	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$497	$156	$341	218.6%
(Loss) gain on extinguishment of debt	(1,199)	194,581	(195,780)	(100.6)%
Other income	30	1,451	(1,421)	(97.9)%
Interest expense	(2,559)	(13,888)	(11,329)	(81.6)%
(Loss) Gain on Extinguishment of Debt
During the year ended December 31, 2018, the loss on extinguishment of debt was $1.2 million, related to prepayment penalties on the payoff of mortgage debt for the retail asset sold, discussed above. Gain on extinguishment of debt was $194.6 million which is attributed to two net lease assets and one multi-tenant office asset transferred to their respective lenders during 2017 in cooperative foreclosure proceedings.
Other Income
Other income decreased by $1.4 million for the year ended December 31, 2018 primarily related to the collection of a previously written-off construction deposit, net of legal fees, related to one of the land parcels located in Orlando, Florida during 2017.
Interest Expense
Interest expense decreased by $11.3 million to $2.6 million for the year ended December 31, 2018 from $13.9 million for the year ended December 31, 2017 primarily attributable to the property dispositions discussed above.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of December 31, 2018:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2019	15	126,721	$1,846	6.0%	5.5%	$14.57
2020	37	532,521	13,755	25.1%	40.7%	25.83
2021	19	232,760	3,201	11.0%	9.5%	13.75
2022	10	218,910	2,998	10.3%	8.9%	13.70
2023	10	54,906	727	2.6%	2.2%	13.24
2024	8	168,339	1,822	7.9%	5.4%	10.83
2025	7	40,030	551	1.9%	1.6%	13.77
2026	8	31,655	731	1.5%	2.2%	23.11
2027	5	595,816	5,688	28.1%	16.7%	9.54
2028	7	38,459	884	1.8%	2.6%	22.99
Month to Month	4	13,500	200	0.6%	0.6%	14.84
Thereafter	15	68,953	1,400	3.2%	4.1%	20.30
	145	2,122,570	$33,803	100.0%	100.0%	$15.93
The following table represents new and renewed leases that commenced in the year ended December 31, 2018.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	5	110,068	$27.50	9.91
Renewals	7	54,483	$11.11	4.31
Total	12	164,551	$22.07	8.05
During the year ended December 31, 2018, 12 new leases and renewals commenced with gross leasable area totaling 164,551 square feet. The weighted average lease term for new and renewal leases was 9.91 and 4.31 years, respectively.
As of December 31, 2017, 15 new leases and renewals commenced with gross leasable area totaling 301,691 square feet. The weighted average lease term for new and renewal leases was 8.56 and 1.94 years, respectively.

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
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the asset and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations over the remaining lease term.
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
We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

•	Determine the accounting of the transaction as either a business combination or an asset acquisition;

•	Estimate the value of the property “as if vacant” as of the acquisition date;

•	Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

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

We recognize gains and losses from sales of investment properties and land when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.
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

There were no assets held for sale on the consolidated balance sheet as of December 31, 2018 and December 31, 2017.
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
Liquidity and Capital Resources
As of December 31, 2018, we had $80.5 million of cash and cash equivalents, and $3.2 million of restricted escrows.
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
Our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations. In particular, 23.0% of our revenue for the year ended December 31, 2018 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2018 (dollar amounts are stated in thousands).

Fixed rate mortgage debt maturing during the year ended December 31,	As of December 31, 2018	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,365	5.24%
Thereafter	26,078	4.56%
Total	$35,443	4.74%
As of December 31, 2018 and December 31, 2017, no debt was recourse to the Company, although the Company or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property owning subsidiaries' mortgage loans.
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
Mortgage loans outstanding as of December 31, 2018 and December 31, 2017 were $35.4 million and $55.9 million and had a weighted average interest rate of 4.74% and 4.92% per annum, respectively. For the year ended December 31, 2018 and 2017, we had no additional borrowings secured by mortgages on our assets.

On February 15, 2019, we entered into the Credit Agreement. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company currently expects to use borrowings under the Credit Facility for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30.0 million under the Term Loan Facility. See Note 16 to the consolidated financial statements for additional information regarding the Credit Agreement.
Capital Expenditures and Reserve Funds
During the twelve months ended December 31, 2018, we made total capital expenditures of $4.3 million. Our total capital expenditures in 2017 was $8.8 million.

Summary of Cash Flows
Comparison of the years ended December 31, 2018 and December 31, 2017

	(in thousands)
	For the Year ended December 31,
	2018	2017
Cash provided by operating activities	$15,765	$26,405
Cash provided by investing activities	34,446	10,106
Cash used in financing activities	(22,477)	(44,667)
Increase (decrease) in cash and cash equivalents	27,734	(8,156)
Cash, cash equivalents and restricted cash, at beginning of year	56,007	64,163
Cash, cash equivalents and restricted cash, at end of year	$83,741	$56,007
Cash provided by operating activities was $15.8 million and $26.4 million for the years ended December 31, 2018, and 2017, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities decreased $10.6 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of the disposition of assets during 2017. See also Note 4 to the consolidated financial statements.
Cash provided by investing activities was $34.4 million and $10.1 million for the years ended December 31, 2018 and 2017, respectively. Cash provided by investing activities increased $24.3 million when comparing the year ended December 31, 2018 to the same period in 2017. During the year ended December 31, 2018, cash provided by proceeds from the sale of investment properties, net was $76.5 million offset by cash used to purchase investment properties for $36.0 million, payments for capital expenditures of $4.3 million and payments for leasing fees of $1.8 million. In the year ended December 31, 2017, net cash provided by proceeds from the sale of investment properties was $38.5 million offset by cash used to purchase one property for $19.7 million, for capital expenditures of $8.8 million and for leasing fees of $0.4 million.
Cash used in financing activities was $22.5 million and $44.7 million for the years ended December 31, 2018 and 2017, respectively. Cash used in financing activities for the year ended December 31, 2018 was primarily related to principal payments on mortgage debt of $1.0 million and the payoff of one mortgage of $19.5 million. Cash used in financing activities for the year ended December 31, 2017 was primarily due to payoff of mortgage debt of $30.3 million and principal payments of mortgage debt of $6.2 million.
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
Funds From Operations and Adjusted Funds From Operations
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
The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Year Ended December 31,
	2018	2017
Net income	$24,928	$173,999
Depreciation and amortization related to investment assets	12,178	17,256
Impairment of investment properties	4,667	25,849
Gain on sale of investment properties, net	(27,863)	(8,674)
Funds from operations	$13,910	$208,430
Loss (gain) on extinguishment of debt	1,199	(194,581)
Adjusted funds from operations	$15,109	$13,849

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

	Year Ended December 31,
	2018	2017
Amortization of mark to market debt discounts and financing costs	$80	$112
Distributions
For the years ended December 31, 2018 and 2017, no cash distributions were paid by Highlands.
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
Off-Balance Sheet Arrangements
As of December 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

HIGHLANDS REIT, INC.
Index
Item 8. Consolidated Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	47
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2018 and 2017	48
Consolidated Statements of Operations for the year ended December 31, 2018 and 2017	49
Consolidated Statements of Equity for the year ended December 31, 2018 and 2017	50
Consolidated Statements of Cash Flows for the year ended December 31, 2018 and 2017	51
Notes to Consolidated Financial Statements	53
Real Estate and Accumulated Depreciation (Schedule III)	74
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors Highlands REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flow for each of the years in the two-year period ended December 31, 2018, the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 22, 2019

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
Assets
Investment properties
Land	$72,630	$79,163
Building and other improvements	241,897	296,204
Construction in progress	32	483
Total	314,559	375,850
Less accumulated depreciation	(72,822)	(109,928)
Net investment properties	241,737	265,922
Cash and cash equivalents	80,512	53,852
Restricted cash and escrows	3,229	2,155
Accounts and rents receivable (net of allowance of $1,161 and $850)	5,861	4,897
Intangible assets, net	408	561
Deferred costs and other assets	4,233	2,230
Total assets	$335,980	$329,617
Liabilities
Debt, net	$34,953	$55,273
Accounts payable and accrued expenses	11,653	11,048
Intangible liabilities, net	3,004	3,413
Other liabilities	2,270	1,786
Total liabilities	$51,880	$71,520
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 871,688,704 shares issued and outstanding as of December 31, 2018	8,717	8,684
Additional paid-in capital	1,407,502	1,406,460
Accumulated distributions in excess of net income	(1,132,119)	(1,157,047)
Total stockholders’ equity	284,100	258,097
Total liabilities and stockholders' equity	$335,980	$329,617

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Revenues
Rental income	$34,966	$47,115
Tenant recovery income	7,795	7,342
Other property income	748	1,005
Total revenues	$43,509	$55,462
Expenses
Property operating expenses	8,892	10,871
Real estate taxes	5,028	7,420
Depreciation and amortization	12,178	17,225
General and administrative expenses	12,603	10,924
Provision for asset impairment	4,667	25,849
Total expenses	$43,368	$72,289
Gain on sale of investment properties	27,863	8,674
Income (loss) from operations	$28,004	$(8,153)
Interest income	497	156
(Loss) gain on extinguishment of debt	(1,199)	194,581
Other income	30	1,451
Interest expense	(2,559)	(13,888)
Income before income taxes	$24,773	$174,147
Income tax benefit (expense)	155	(148)
Net income	$24,928	$173,999
Net income per common share, basic and diluted	$0.03	$0.20
Weighted average number of common shares outstanding, basic and diluted	871,177,934	867,687,575

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands, except share amounts)
For the years ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2017	864,890,967	$8,649	$1,405,677	$(1,331,046)	$83,280
Net income	—	—	—	173,999	173,999
Share-based compensation	3,532,614	35	783	—	818
Balance at December 31, 2017	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097

Net income	—	—	—	24,928	24,928
Share-based compensation	3,265,123	33	1,042	—	1,075
Balance at December 31, 2018	871,688,704	$8,717	$1,407,502	$(1,132,119)	$284,100

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$24,928	$173,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,178	17,256
Amortization of above and below market leases, net	(407)	(416)
Amortization of debt discounts and financing costs	80	112
Straight-line rental income	(828)	271
Loss (gain) on extinguishment of debt	1,199	(194,581)
Gain on sale of investment properties, net	(27,863)	(8,674)
Provision for asset impairment	4,667	25,849
Non-cash stock-based compensation expense	2,497	1,438
Changes in assets and liabilities:
Accounts and rents receivable, net	(432)	458
Settlement of balance due from InvenTrust	—	228
Deferred costs and other assets	(1,457)	(517)
Accounts payable and accrued expenses	658	11,305
Other liabilities	545	(323)
Net cash flows provided by operating activities	$15,765	$26,405
Cash flows from investing activities:
Capital expenditures and tenant improvements	(4,251)	(8,833)
Proceeds from sale of investment properties, net	76,526	38,484
Acquisition of investment properties	(36,014)	(19,702)
Proceeds from insurance settlement	—	545
Payment of leasing fees	(1,815)	(388)
Net cash flows provided by investing activities	$34,446	$10,106
Cash flows from financing activities:
Payoff of mortgage debt	(19,479)	(30,273)
Cash paid for debt extinguishment	—	(7,191)
Prepayment penalties on the payoff of mortgage debt	(1,158)	—
Principal payments of mortgage debt	(964)	(6,209)
Payment for tax withholding for share-based compensation	(876)	(994)
Net cash flows used in financing activities	$(22,477)	$(44,667)
Net increase (decrease) in cash and cash equivalents	27,734	(8,156)
Cash, cash equivalents and restricted cash, at beginning of year	56,007	64,163
Cash, cash equivalents and restricted cash, at end of year	$83,741	$56,007

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,565	$5,933
Cash paid for taxes	185	—
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$—	$920
Mortgage loans payable and related obligations settled	$—	$318,185
Real estate transferred to mortgage lender	$—	$(123,604)

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of office assets, industrial assets, retail assets, a correctional facility, five multi-family assets, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On April 28, 2016, Highlands spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust. Refer to Note 14 for more details.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 9.
As of December 31, 2018, the Company owned 15 assets and two parcels of unimproved land. As of December 31, 2017, the Company owned 15 assets and two parcels of unimproved land.
2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Highlands, as well as all of Highlands' wholly-owned subsidiaries (collectively, “the Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
For the years ended December 31, 2018 and 2017, comprehensive income equaled net income; therefore, separate consolidated statements of comprehensive income are not included in the accompanying consolidated financial statements.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

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
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations over the remaining lease term.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

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

We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 610-20, “Gains and Losses From the Derecognition of Nonfinancial Assets”. We recognize gains and losses from sales of investment properties and land when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.
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
There were no assets held for sale on the consolidated balance sheet as of December 31, 2018 and December 31, 2017.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

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
During the year ended December 31, 2018, the Company identified certain assets which may have a reduction in fair market value which represented an impairment trigger, and recorded an impairment of investment properties of $4,667 on one net lease asset and one land parcel. The Company recorded $4,667 and $25,849 of impairments during the years ended December 31, 2018 and 2017, respectively. See Note 9 to the consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019 using the effective date as our date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company expects to elect the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs will result in an increase to general and administrative expense in the consolidated statements of operations in the period of adoption and prospectively. The Company does not believe this change will have a material impact on its consolidated financial statements and disclosures. As a lessee, the Company will be required to recognize a right-of-use asset and lease liability on the consolidated balance sheet of approximately $300, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. These initial estimates are based on the Company’s ground lease arrangement as of December 31, 2018. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired subsequent to the adoption date have an increased likelihood of being classified as either sales-type or finance-type leases.
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 is not expected to have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2020 with early adoption permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018. The impact to the consolidated financial statements, in conjunction with the adoption of ASU No. 2016-18 discussed below, is the presentation of cash outflows of $1,158 and $7,191 classified as financing activities, that were previously included as operating activities, within the consolidated statement of cash flow for the year ended December 31, 2018 and 2017, respectively.
In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the consolidated statement of cash flow. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $3,229 and $2,155, respectively. The inclusion of restricted cash increased cash, cash equivalents and restricted cash, at the beginning of the year, in the consolidated statement of cash flow by$2,155 and $7,034 as of January 1, 2018 and 2017, respectively, and cash, cash equivalents and restricted cash, at end of the year, by $3,229 and $2,155, as of December 31, 2018 and 2017, respectively.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$80,512	$53,852
Restricted cash	3,229	2,155
Total cash, cash equivalents and restricted cash	$83,741	$56,007
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-1 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions (including treatment of acquisition costs), disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company early adopted ASU 2017-01 effective as of July 1, 2017, the effects of which were not material to the consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

Derecognition of Non-financial Assets (ASC 610-20), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. The adoption of ASC 610-20 on January 1, 2018 did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU No. 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted.  The early adoption of ASU No. 2017-09 in 2017 did not have a material impact on the consolidated financial statements.
3. Acquired Assets
The Company records identifiable assets and liabilities acquired at fair value. During the twelve months ended December 31, 2018, the Company acquired three multi-family assets for a gross acquisition price of $35.8 million. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $240.
The following table reflects the properties acquired during the year ended December 31, 2018.

Property	Location	Acquisition Date	Gross Acquisition Price
The Lafayette	Denver, CO	5/15/2018	$9,525
1620 Central Street	Evanston, IL	8/22/2018	20,500
Kenilworth Court	Denver, CO	9/12/2018	5,750
			$35,775
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
4. Disposed Assets
The following table reflects the property dispositions during the year ended December 31, 2018.

Property	Location	Date	Gross Disposition Price
Buckhorn Plaza (partial lot sale)	Bloomsburg, PA	2/8/2018	$60
Rolling Plains (correctional facility)	Haskell, TX	8/7/2018	3,600
Triangle Center (1)	Longview, WA	9/24/2018	38,340
Bridgeside Point	Pittsburgh, PA	12/28/2018	38,500
			$80,500
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

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
On August 22, 2017, the AT&T-St. Louis asset was sold via sheriff's sale as part of the foreclosure process. As a result of the foreclosure sale, the Company satisfied its nonrecourse indebtedness and had no further continuing obligations to the lender. The Company recognized a gain on extinguishment of debt in the amount of $77,467 for the year ended December 31, 2017.
For the year ended December 31, 2017, the Company recorded a gain on extinguishment of debt of $194,581.
The Company sold one multi-tenant office asset and two land parcels during the year ended December 31, 2017 for an aggregate gross disposition price of $39,415. The table below reflects sales activity for the year ended December 31, 2017 for the three assets included in the consolidated statements of operations.

Property	Location	Date	Gross Disposition Price
Denver Highlands	Denver, CO	10/16/2017	$8,000
Sand Lake land	Orlando, FL	10/26/2017	27,500
North Pointe land	Hanahan, SC	11/30/2017	3,915
			$39,415
For the years ended December 31, 2018 and 2017, the Company recorded a gain on the sale of investment properties of $27,863 and $8,674, respectively.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year Ended December 31,
	2018	2017
Accrued real estate taxes	$5,669	$6,488
Accrued compensation	3,232	1,919
Accrued interest payable	119	206
Other accrued expenses	2,633	2,435
Total accounts payable and accrued expenses	$11,653	$11,048
6. Leases
Operating Leases
Minimum lease payments to be received under operating leases, assuming no expiring leases are renewed, are as follows:

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

For the Year Ended December 31,	Minimum Lease Payment
2019	$29,214
2020	17,418
2021	14,014
2022	11,423
2023	10,358
Thereafter	36,357
Total	$118,784
The remaining lease terms range from one year to fifteen years. The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.
Approximately 23.0% of our revenue for the year ended December 31, 2018 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease these assets at comparable rates or on comparable terms, or at all.
7. Intangible Assets
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2018 and 2017.

	Balance as of December 31,
	2018	2017
Intangible Assets:
Acquired in-place lease	$19,884	$18,903
Acquired above market lease	127	127
Accumulated amortization	(19,603)	(18,469)
Intangible assets, net	$408	$561
Intangible liabilities:
Acquired below market lease	8,106	8,106
Accumulated amortization	(5,102)	(4,693)
Intangible Liabilities, net	$3,004	$3,413
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

applied as an increase to other property income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
Amortization of:
Acquired above market lease	$(2)	$(2)
Acquired below market lease	409	418
Net rental income increase	$407	$416
Acquired in-place lease intangibles	$735	$2,997
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total
Amortization of:
Acquired above market lease	$(2)	$(2)	$(1)	$(1)	$(1)	$(4)	$(11)
Acquired below market lease	379	313	297	297	297	1,421	3,004
Net rental income increase	$377	$311	$296	$296	$296	$1,417	$2,993

Acquired in-place lease intangibles	$397	$—	$—	$—	$—	$—	$397
8. Debt
During the years ended December 31, 2018 and 2017, the following principal debt transactions occurred:

Balance at December 31, 2016	$381,981
Transfer of mortgages payable to lenders	(289,611)
Paydown of debt	(36,484)
Balance at December 31, 2017	$55,886
Paydown of debt	(20,443)
Balance at December 31, 2018	$35.443
Mortgages Payable
Mortgage loans outstanding as of December 31, 2018 and December 31, 2017, net of unamortized deferred financing costs, were $34,953 and $55,273, respectively, and had a weighted average interest rate of 4.74% and 4.92% per annum, respectively. Deferred financing costs, net, as of December 31, 2018 and December 31, 2017 were $490 and $613, respectively. As of December 31, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2026, as follows:

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

For the year ended December 31,	As of December 31, 2018	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,365	5.24%
Thereafter	26,078	4.56%
Total	$35,443	4.74%
The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2018 and December 31, 2017, no debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out clauses in our wholly-owned property-owning subsidiaries' mortgage loans.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2018 and December 31, 2017, the Company is in compliance with such covenants in all material respects.
9. Fair Value Measurements
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
Non-Recurring Measurements
During the year ended December 31, 2018, the Company identified certain assets which may have a reduction in the expected holding period or a reduction in fair market value which represented an impairment trigger, and recorded an impairment of investment properties of $4,667 on one net lease asset and one land parcel. The following table presents these assets measured at fair value on a nonrecurring basis as of December 31, 2018 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2018
Investment Properties	—	—	$19,225	$19,225	$4,667

(a)
The estimate of fair value of the land parcel and net lease asset was based on recent negotiations for the sale of these assets to third parties.   The estimate of fair value relating to the correctional facility's impairment analysis was based on a 10-year discounted cash flow model. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 4.0% to 10.5% and discount rates ranging from 5.3% to 11.0% were utilized in the models and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2018 and as of December 31, 2017.

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$35,443	$35,222	$55,886	$56,862
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.70% and 4.35% per annum as of December 31, 2018 and December 31, 2017, respectively. The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.18% to 5.03% and 4.10% to 4.92% as of December 31, 2018 and December 31, 2017, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
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
During the years ended December 31, 2018 and 2017, respectively, an income tax benefit of $155 and expense of $148, was included on the consolidated statements of operations. The Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the twelve months ended December 31, 2018 and 2017, there was $0 and $155 U.S. federal excise tax accrual recorded.

In December 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act. The Company conducted a review of the impact to Highlands and determined there was no impact to the Company's accounting for the income tax as of December 31, 2018.
Uncertain Tax Positions

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

The Company had no unrecognized tax benefits as of or during the two year period ended December 31, 2018. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2018 and 2017 or in the consolidated balance sheets as of December 31, 2018 and 2017. As of December 31, 2018, the Company's, including its predecessors', 2017, 2016 and 2015 tax years remain subject to examination by U.S. and various state tax jurisdictions.
11. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. In the fiscal year ended December 31, 2018, as a result of the evolution of the Company’s operations and asset acquisitions, the Company has determined it no longer operates in three operating segments. The Company has concluded its multi-family assets, previously included in other, now represent one operating segment. As a result of this change in the Company’s segment reporting, the Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facility. The Company’s unimproved land assets are presented below in Other.
The following table summarizes net property operations income by segment for the year ended December 31, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$34,966	$12,478	$15,814	$4,394	$2,280	$—
Tenant recovery income	7,795	247	7,312	132	104	—
Other property income	748	—	39	523	186	—
Total income	43,509	12,725	23,165	5,049	2,570	—
Operating expenses	13,920	577	9,461	2,702	1,063	117
Net operating income (loss)	$29,589	$12,148	$13,704	$2,347	$1,507	$(117)
Non-allocated expenses (a)	(24,781)
Other income and expenses (b)	(1,877)
Provision for asset impairment (c)	(4,667)
Gain on sale of investment properties (d)	27,863
Loss on extinguishment of debt (e)	(1,199)
Net income	$24,928
Balance Sheet Data
Real estate assets, net (f)	$242,144	$36,317	$113,853	$28,337	$54,159	$9,478
Non-segmented assets (g)	93,836
Total assets	335,980
Capital expenditures	$4,251	$—	$676	$3,547	$35	$(7)

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense, and income tax benefit.

(c)	Provision for asset impairment includes $4,667 related to one net lease asset and one land parcel.

(d)	Gain on the sale of investment properties is related to one retail asset, one multi-tenant office asset and one other asset.

(e)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt

(f)	Real estate assets include intangible assets, net of amortization.

(g)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

The following table summarizes net property operations income by segment for the year ended December 31, 2017.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$47,115	$23,207	$16,536	$6,962	$410	$—
Tenant recovery income	7,342	289	7,098	(117)	28	44
Other property income	1,005	60	423	383	111	28
Total income	55,462	23,556	24,057	7,228	549	72
Operating expenses and real estate taxes	18,291	3,702	9,134	3,782	241	1,432
Net operating income (loss)	$37,171	$19,854	$14,923	$3,446	$308	$(1,360)
Non-allocated expenses (a)	(28,149)
Other income and expenses (b)	(12,429)
Provision for asset impairment (c)	(25,849)
Gain on sale of investment properties (d)	8,674
Gain on extinguishment of debt (e)	194,581
Net income	$173,999
Balance Sheet Data
Real estate assets, net (f)	$266,483	$42,671	$147,971	$46,791	$19,428	$9,622
Non-segmented assets (g)	$63,134
Total assets	$329,617
Capital expenditures	$8,833	$—	$1,279	$7,381	$—	$173

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense, and income tax expense.

(c)	Provision for asset impairment includes $25,849 related to one multi-tenant office asset, one net lease asset, and one land parcel.

(d)	Gain on sale of investment properties is related to the disposition of two land parcels and one multi-tenant office asset.

(e)	Gain on extinguishment of debt is related to two net lease and one multi-tenant office asset.

(f)	Real estate assets include intangible assets, net of amortization.

(g)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.
The above table has been presented to conform to the current year segment presentation. Multi-family assets were previously included in Other.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

12. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued.
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017
Numerator:
Net income	$24,928	$173,999

Denominator:
Weighted average shares outstanding - basic and diluted	871,177,934	867,687,575

Basic and diluted income per share:
Net income per common share	$0.03	$0.20
13. Share Based Compensation
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
For the year ended December 31, 2018, the Company has granted 5,924,244 of fully vested shares of common stock with an aggregate value of $1,955 based on an estimated fair value per share of $0.33.  Additionally, pursuant to an employment agreement with one of its executive officers, the Company has granted shares with an aggregate value of $700 that will fully vest on or before March 15, 2019, subject to the applicable executive's continued employment with the Company through the vest date.
Under the guidance of ASC 718, during the year ended December 31, 2017, 1,940,476 shares of common stock awards granted were treated as a modification of the terms of the original awards for two of the Company’s executive officers, resulting in an increase in compensation expense of $650 at the modification date.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At December 31, 2018, 25,565,439 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2018 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	—	$—
Granted	8,045,456	0.33
Vested	(5,924,244)	0.33
Forfeited	—	—
Balance at December 31, 2018	2,121,212	$0.33

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

The Company recognized stock-based compensation expense for the years ended December 31, 2018 and 2017 of $2,497 and $1,438, respectively, related to the Incentive Award Plan. At December 31, 2018, there was approximately $158 of estimated unrecognized compensation expense related to these awards. For the years ended December 31, 2018 and 2017, the Company paid $876 and $994, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the first quarter of 2018. The shares were repurchased for $0.33 per share, which was based on the Company's estimated share value as of December 31, 2017.
14. Commitments and Contingencies
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

15. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2018 and 2017.

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$10,645	$10,823	$11,649	$10,392
Property operating expenses	2,304	1,991	2,353	2,244
Real estate taxes	1,474	766	1,388	1,400
Depreciation and amortization	3,131	3,216	3,406	2,425
General and administrative expenses	4,179	3,004	2,594	2,826
Provision for asset impairment	—	—	—	4,667
Total expenses	11,088	8,977	9,741	13,562
Gain on sale of investment properties	25	—	12,276	15,562
Income (loss) from operations	(418)	1,846	14,184	12,392
Interest income	133	157	81	126
Loss on extinguishment of debt	—	—	(1,199)	—
Other income	—	—	23	7
Interest expense	(706)	(708)	(700)	(445)
(Loss) income before income taxes	(991)	1,295	12,389	12,080
Income tax benefit	155	—	—	—
Net (loss) income	(836)	1,295	12,389	12,080
Net (loss) income per common share, basic and diluted	$0.00	$0.00	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted (a)	870,102,100	871,427,298	871,537,188	871,624,475

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$16,835	$14,884	$13,003	$10,740
Property operating expenses	3,186	2,801	2,395	2,489
Real estate taxes	3,461	1,094	1,352	1,513
Depreciation and amortization	5,624	4,876	3,288	3,437
General and administrative expenses	4,078	2,596	2,089	2,161
Provision for asset impairment	—	712	485	24,652
Total expenses	16,349	12,079	9,609	34,252
Operating income (loss)	486	2,805	3,394	(23,512)
Interest income	40	16	18	82
(Loss) gain on sale of investment properties	(3)	—	(29)	8,706
Gain on extinguishment of debt	—	116,900	77,466	215
Other income (loss)	3	3	1,489	(44)
Interest expense	(7,365)	(4,324)	(1,542)	(657)
(Loss) income before income taxes	(6,838)	115,400	80,796	(15,211)
Income tax (benefit) expense	(2)	9	—	(155)
Net (loss) income	(6,840)	115,409	80,796	(15,366)
Net (loss) income per common share, basic and diluted	$(0.01)	$0.13	$0.09	$(0.02)
Weighted average number of common shares outstanding, basic and diluted (a)	865,591,047	868,272,875	868,423,581	868,423,581

(a)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in number of weighted common shares outstanding.
16. Subsequent Events
Acquisition of The Detroit Terraces
On January 8, 2019, we completed the acquisition of The Detroit Apartments and Detroit Terraces, two adjacent apartment buildings with 80 units, located in Denver, Colorado, for a gross acquisition price of $19.0 million.
Agreement of Purchase and Sale for Lincoln Mall
On February 13, 2019, as reported in our Current Report on Form 8-K filed with the SEC on February 13, 2019, the Company, through MB Lincoln Mall, L.L.C. (the “Seller”), a wholly-owned subsidiary of the Company, entered into an Agreement of Purchase and Sale (the “Agreement”) with an affiliate of Acadia Strategic Opportunity Fund V LLC (the “Purchaser”), an unaffiliated third-party buyer. Pursuant to the Agreement, the Seller will sell certain property located in Lincoln, Rhode Island commonly known as the “Lincoln Center” to the Purchaser for a gross sale price of $57.0 million, subject to certain adjustments and prorations described in the Agreement.
The Agreement contains customary representations and warranties, which survive the closing of the sale for a period of nine months. Pursuant to the Agreement, the Seller’s aggregate liability to the Purchaser for claims for any breaches of any representations or warranties of the Seller is limited to no more than $1.425 million and subject to a deductible of $50,000.
Purchaser deposited $2.0 million in earnest money into escrow on February 19, 2019. The earnest money is fully-refundable to the Purchaser prior to the expiration of the Purchaser’s due diligence period. Upon the expiration of the due

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

diligence period, the earnest money is non-refundable except where, among other things, the Seller defaults in the performance of any of its obligations under the Agreement. If the Seller so defaults, the Purchaser would have the option to terminate the Agreement and, in addition to seeking repayment of the earnest money, the Purchaser may seek reimbursement of its actual third-party costs and expenses not to exceed $100,000.
Under the Agreement, the closing of the sale is scheduled to occur ten business days following the expiration of the Purchaser’s due diligence period (which may be extended under certain circumstances), subject to the Purchaser’s ability to delay the closing for up to an additional ten business days and further subject to the satisfaction of the closing conditions set forth in the Agreement.
The asset has been classified as net investment properties as of December 31, 2018 with a net book value of approximately $45.5 million.
Credit Agreement
On February 15, 2019, as reported in our Current Report on Form 8-K filed with the SEC on February 21, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, The Huntington National Bank (“HNB”), individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and certain other lenders thereunder.
The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Credit Agreement provides that, subject to customary conditions, including obtaining lender commitments and compliance with its financial maintenance covenants under the Credit Agreement, the Company may seek to increase the aggregate lending commitments under the Credit Agreement by up to $100 million, with such increase in total lending commitments to be allocated to increasing the revolving commitments and/or establishing one or more new tranches of term loans at the Company’s request.
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30.0 million under the Term Loan Facility.
The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. In addition, the Company will pay (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2018

The Credit Facility is guaranteed, jointly and severally, by certain subsidiaries of the Company (the “Subsidiary Guarantors”), and is secured by a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on their assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, including a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum variable rate debt to asset value ratio, a prohibition on recourse debt and a maximum amount of cross-collateralized non-recourse debt. The Credit Agreement also contains certain covenants around the value and diversity of the properties owned by the Subsidiary Guarantors. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Credit Facility or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
BUCKHORN PLAZA	10,317	1,651	11,770	(35)	2,146	1,616	13,916	15,531	6,155	2006
Bloomsburg, PA
LINCOLN MALL		11,000	50,395		9,063	11,000	59,456	70,457	24,941	2006
Lincoln, RI
SHERMAN PLAZA		9,655	30,982		9,724	9,655	40,706	50,361	16,596	2006
Evanston, IL
STATE STREET MARKET	9,365	3,950	14,184		1,821	3,950	16,006	19,956	7,340	2006
Rockford, IL
THE MARKET AT HILLIARD	15,761	4,432	13,308		3,397	4,432	16,705	21,137	7,224	2005
Hilliard, OH
Net Lease
CITIZENS (CFG) RHODE ISLAND		1,278	3,817	(702)	(2,947)	576	870	1,446	196	1970
Providence, RI
ATLAS - ST PAUL		3,890	10,093			3,890	10,093	13,983	3,974	2007
St. Paul, MN
ATLAS-NEW ULM		900	9,359			900	9,359	10,259	3,691	2007
New Ulm, MN
HUDSON CORRECTIONAL FACILITY		1,382		(908)	18,017	474	18,017	18,491	—	2009
Hudson, CO

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-tenant office
TRIMBLE I		12,732	10,045		5,784	12,732	15,829	28,561	1,629	2013
San Jose, CA
Multi-family
BUERGER BROTHER LOFTS		3,117	7,114		2	3,117	7,123	10,240	344	2017
Denver, CO
CHAMBER LOFTS		2,797	6,388		8	2,797	6,388	9,185	310	2017
Denver, CO
THE LAFAYETTE		2,457	7,067			2,457	7,067	9,524	156	2018
Denver, CO
KENILWORTH COURT		2,496	3,203			2,496	3,203	5,699	34	2018
Denver, CO
1620 CENTRAL STREET		3,075	17,140			3,075	17,140	20,215	228	2018
Evanston, IL
Other
PALAZZO DEL LAGO		8,938			19	8,938	19	8,957	4	2010
Orlando, FL
RDU Land		1,220		(695)		525		525		2015
Raleigh, NC
Totals	$35,443	$74,970	$194,865	$(2,340)	$47,034	$72,630	$241,897	$314,527	$72,822

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

Notes to Schedule III:
The Company had $32 of assets included in construction in progress at December 31, 2018, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2018 for U.S. federal income tax purposes was approximately $381,647 (unaudited).

(A)	The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.

(B)	Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
(C)Reconciliation of real estate owned:

	2018	2017
Balance at January 1	$375,367	$515,049
Acquisitions and capital improvements	38,303	27,740
Dispositions and write-offs	(73,105)	(157,872)
Asset impairments	(26,038)	(9,550)
Balance at December 31,	$314,527	$375,367
(D)Reconciliation of accumulated depreciation:

	2018	2017
Balance at January 1	$109,928	$84,651
Depreciation expense	10,984	13,430
Dispositions and write-offs	(26,720)	(4,452)
Asset impairments	(21,370)	16,299
Balance at December 31,	$72,822	$109,928
(E)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment	5-15 years
Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2018. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2019 Annual Meeting of Stockholders Record Date
On February 5, 2019, the Board established the close of business on March 8, 2019 as the record date for determining stockholders entitled to vote at our 2019 annual meeting of stockholders, to be held on May 9, 2019.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
See Part I, “Executive Officers of the Registrant” of this annual report for information regarding the executive officers of the Company.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at Highlands REIT, Inc., attn Corporate Secretary, 332 S. Michigan Avenue, 9th Floor, Chicago, Illinois 60604.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2018.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	25,565,439
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	25,565,439
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
2.1
Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

10.2
Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

10.3#
Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

10.4#
Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)

10.5#
First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.6#
Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)

10.7#
Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)

10.8#
Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)

10.9#
Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)

10.10#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.11#
Change in Control Severance Agreement between Highlands REIT, Inc. and Joseph Giannini, dated as of August 9, 2016 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)

10.12#
Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Paul Melkus (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)

10.13
Credit Agreement, dated February 15, 2019, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2019)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Annual Report on Form 10-K.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HIGHLANDS REIT, INC.
By: /s/ Richard Vance
Name:     Richard Vance
Title:     President and Chief Executive Officer
(Principal Executive Officer)
Date:    March 22, 2019
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2019
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2019
Paul Melkus
/s/ Joe Giannini	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 22, 2019
Joe Giannini
/s/ R. David Turner	Director and Chairman	March 22, 2019
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 22, 2019
Jeffrey L. Shekell