Form 10-Q
period 2019-03-31
Highlands REIT, Inc.
filed 2019-05-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	N/A	N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 6, 2019 there were 875,589,393 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investment properties
Land	$75,999	$72,630
Building and other improvements	257,012	241,897
Construction in progress	41	32
Total	333,052	314,559
Less accumulated depreciation	(75,236)	(72,822)
Net investment properties	257,816	241,737
Cash and cash equivalents	99,990	80,512
Restricted cash and escrows	3,695	3,229
Accounts and rents receivable (net of allowance of $1,156 and $1,161)	6,494	5,861
Intangible assets, net	467	408
Deferred costs and other assets	4,212	4,233
Total assets	$372,674	$335,980
Liabilities
Debt, net	$74,871	$34,953
Accounts payable and accrued expenses	7,883	11,653
Intangible liabilities, net	2,890	3,004
Other liabilities	2,020	2,270
Total liabilities	87,664	51,880
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 875,589,393 and 871,688,704 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	8,756	8,717
Additional paid-in capital	1,408,828	1,407,502
Accumulated distributions in excess of net income	(1,132,574)	(1,132,119)
Total stockholders’ equity	285,010	284,100
Total liabilities and stockholders' equity	$372,674	$335,980

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$10,141	$10,466
Other property income	116	179
Total revenues	$10,257	$10,645
Expenses
Property operating expenses	1,904	2,304
Real estate taxes	1,306	1,474
Depreciation and amortization	2,730	3,131
General and administrative expenses	4,383	4,179
Total expenses	10,323	11,088
Gain on sale of investment properties, net	—	25
Loss from operations	$(66)	$(418)
Interest income	369	133
Interest expense	(758)	(706)
Loss before income taxes	(455)	(991)
Income tax benefit	—	155
Net loss	$(455)	$(836)
Net loss per common share, basic and diluted	$—	$—
Weighted average number of common shares outstanding, basic and diluted	873,379,003	870,102,100

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Amounts in thousands, except share amounts)
Three Months Ended March 31, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097
Net loss	—	—	—	(836)	(836)
Share-based compensation	3,078,425	31	985	1	1,017
Common stock repurchased and retired	(116,334)	$(1)	$(40)	$—	$(41)
Balance at March 31, 2018	871,385,672	$8,714	$1,407,405	$(1,157,882)	$258,237

Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$(1,132,119)	$284,100
Net loss	—	—	—	(455)	(455)
Share-based compensation	3,900,689	$39	$1,326	$—	$1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828	$(1,132,574)	$285,010

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flow (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(455)	$(836)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,730	3,129
Amortization of above and below market leases, net	(113)	(103)
Amortization of debt discounts and financing costs	38	21
Straight-line rental income	(392)	(54)
Gain on sale of investment properties, net	—	(25)
Non-cash stock-based compensation expense	1,994	1,851
Changes in assets and liabilities:
Accounts and rents receivable	(242)	(425)
Deferred costs and other assets	(35)	(386)
Accounts payable and accrued expenses	(3,279)	(2,128)
Other liabilities	(250)	84
Net cash flows (used in) provided by operating activities	$(4)	$1,128
Cash flows from investing activities:
Capital expenditures and tenant improvements	(118)	(634)
Acquisition of investment properties, net	(7,621)	—
Proceeds from sale of investment properties	—	60
Payment of leasing fees	(17)	(219)
Net cash flows used in investing activities	$(7,756)	$(793)
Cash flows from financing activities:
Payment of debt issuance costs	(392)	—
Proceeds from credit agreement	29,375	—
Principal payments of mortgage debt	(159)	(273)
Payment for tax withholding for share-based compensation	(1,120)	(876)
Net cash flows provided by (used in) financing activities	$27,704	$(1,149)
Net increase (decrease) in cash and cash equivalents	$19,944	$(814)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$103,685	$55,193

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flow (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$556	$687
Cash paid for taxes	$16	$85
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$—	$427
Lease assets and liabilities arising from the recognition of right-of-use assets	$303	$—
Assumption of mortgage debt on acquired properties	$11,449	$—

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2018, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 22, 2019, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of office assets, industrial assets, retail assets, a correctional facility, multi-family assets, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.).
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust's common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust's common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-traded public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016. In connection with the Distribution, Highlands entered into a Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement with InvenTrust.
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 6.
As of March 31, 2019, the Company owned 17 assets and two parcels of unimproved land. As of December 31, 2018, the Company owned 15 assets and two parcels of unimproved land.
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
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 22, 2019, as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands, as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

For the three months ended March 31, 2019 and 2018, comprehensive income equaled net income; therefore, separate condensed consolidated statements of comprehensive income are not included in the accompanying condensed consolidated financial statements.
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
Rental income lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease related receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019. There were no material changes to that assessment as of March 31, 2019.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the condensed consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the condensed consolidated balance sheets and are amortized to depreciation and amortization expense in the condensed consolidated statements of operations over the remaining lease term.The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

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

We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 610-20, “Gains and Losses From the Derecognition of Nonfinancial Assets.” We recognize gains and losses from sales of investment properties and land when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense.Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the asset ready for its intended use are in progress. Interest costs are also capitalized during such periods.
Assets Held for Sale

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the condensed consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.
There were no assets held for sale on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.

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
Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations in the period of adoption and prospectively. As a lessee, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, as of March 31, 2019, on the condensed consolidated balance sheet of approximately $303, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. These estimates are based on the Company’s ground lease arrangement as of March 31, 2019. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018. The impact to the statements of cash flow within the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018, respectively, was not material.
In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the condensed consolidated statements of cash flow. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of March 31, 2019 and December 31, 2018, the Company’s cash balances restricted for these uses were $3,695 and $3,229, respectively. The inclusion of restricted cash increased cash, cash equivalents and restricted cash, at the beginning of the year, in the condensed consolidated statement of cash flow by $3,229 and $2,155 as of January 1, 2019 and 2018, respectively, and cash, cash equivalents and restricted cash, by $3,695 and $3,229, as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$99,990	$80,512
Restricted cash	3,695	3,229
Total cash, cash equivalents and restricted cash	$103,685	$83,741
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on our condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the three months ended March 31, 2019, the Company acquired two multi-family assets for a gross acquisition price of $19,070. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $70.
4. Leases
Leasing as a lessor
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with an average term of approximately five years for the three months ended March 31, 2019 and ranging from four to ten years for the year ended December 31, 2018. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.
We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.
Parking revenues are derived from leases and monthly parking agreements. We recognize parking revenues from leases on a straight-line basis over the lease term and other parking revenues as earned.
Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease. Accordingly, both lease and non-lease components are presented in rental income in our condensed consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.
Lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. While collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2019	2018

Lease income related to fixed lease payments	$8,203	$8,515
Lease income related to variable lease payments	1,938	1,951
Other (1)	116	179
Lease income	$10,257	$10,645
(1) For the three months ended March 31, 2019 and 2018, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

Future Minimum Rental Income
As of March 31, 2019, commercial operating leases provide for future minimum rental income assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2019	$20,985
2020	17,426
2021	14,130
2022	11,507
2023	10,439
Thereafter	36,382
Total	$110,869
As of December 31, 2018, commercial operating leases provide for future minimum rental income assuming no expiring leases are renewed, as follows:

2019	$27,551
2020	17,323
2021	14,014
2022	11,423
2023	10,358
Thereafter	36,357
Total	$117,026
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in other assets) and lease liability (included in deferred costs and other liabilities) of $303. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at March 31, 2019 and a reconciliation of those cash flows to the operating lease liability at March 31, 2019.

2019	$16
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
494
Imputed interest	(191)
Lease liability	$303

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

The following table sets forth our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2018.

2019	$21
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
Total	$499
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued real estate taxes	$5,837	$5,669
Accrued compensation	950	3,232
Accrued interest payable	283	119
Other accrued expenses	813	2,633
	$7,883	$11,653
6. Debt
Total debt outstanding as of March 31, 2019 and December 31, 2018, net of unamortized deferred financing costs, was $74,871 and $34,953, respectively, and had a weighted average interest rate of 4.49% per annum. Deferred financing costs, net, as of March 31, 2019 and December 31, 2018 were $1,469 and $490, respectively. As of March 31, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through December 2026, as follows:

For the year ended December 31,	As of March 31, 2019	Weighted average interest rate
2019	—	—%
2020	—	—%
2021	—	—%
2022	9,314	5.24%
Thereafter	67,026	4.39%
Total	$76,340	4.49%
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2019 and December 31, 2018, the Company is in compliance with such covenants in all material respects.
The company assumed an allocated principal mortgage loan amount of $11,449 in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
On February 15, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, The Huntington National Bank (“HNB”), individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and certain other lenders thereunder.The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50,000, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50,000.
The Credit Agreement provides that, subject to customary conditions, including obtaining lender commitments and compliance with its financial covenants under the Credit Agreement, the Company may seek to increase the aggregate lending commitments under the Credit Agreement by up to $100,000, with such increase in total lending commitments to be allocated to increasing the revolving commitments and/or establishing one or more new tranches of term loans at the Company’s request.
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30.0 million under the Term Loan Facility as of March 31, 2019.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the three months ended March 31, 2019. In addition, the Company will pay (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
The Credit Facility is guaranteed, jointly and severally, by certain subsidiaries of the Company (the “Subsidiary Guarantors”), and is secured by a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on their assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires the Company to comply with financial covenants to be tested quarterly, including a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum variable rate debt to asset value ratio, a prohibition on recourse debt and a maximum amount of cross-collateralized non-

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

recourse debt. The Credit Agreement also contains certain covenants around the value and diversity of the properties owned by the Subsidiary Guarantors. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Credit Facility or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
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
Non-Recurring Measurements
During the three months ended March 31, 2019 and 2018, the Company did not identify any impairment triggers that required the assets to be measured at fair value.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of March 31, 2019 and as of December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$76,340	$79,738	$35,443	$35,222
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 3.47% and 4.70% per annum as of March 31, 2019 and December 31, 2018, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 2.15% to 4.75% as of March 31, 2019. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2019 and March 31, 2018, an income tax benefit of $0 and $155, respectively, was included on the condensed consolidated statements of operations.
9. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. During the year ended December 31, 2018, as a result of the evolution of the Company’s operations and asset acquisitions, the Company has determined it no longer operates in three operating segments. The Company has concluded its multi-family assets now represent one operating segment. As a result of this change in the Company’s segment reporting, the Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facility. The Company’s unimproved land assets are presented below in Other. The following table summarizes net property operations by segment for the three months ended March 31, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,141	$3,180	$4,992	$753	$1,216	$—
Other property income	116	—	21	—	95	—
Total income	10,257	3,180	5,013	753	1,311	—
Operating expenses	3,210	157	2,167	175	553	158
Net operating income (loss)	$7,047	$3,023	$2,846	$578	$758	$(158)
Non-allocated expenses (a)	(7,113)
Other income and expenses (b)	(389)
Net loss	$(455)
Balance Sheet Data
Real estate assets, net (c)	$258,284	$35,927	$113,941	$26,808	$72,130	$9,478
Non-segmented assets (d)	114,390
Total assets	$372,674
Capital expenditures	$118	—	95	8	15	—

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense

(c)	Real estate assets include intangible assets, net of amortization.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets
The following table summarizes net property operations by segment for the three months ended March 31, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,466	$3,185	$6,063	$921	$297	$—
Other property income	179	—	9	87	83	—
Total income	10,645	3,185	6,072	1,008	380	—
Operating expenses	3,778	189	2,425	757	184	223
Net operating income (loss)	$6,867	$2,996	$3,647	$251	$196	$(223)
Non-allocated expenses (a)	(7,310)
Other income and expenses (b)	(418)
Gain on sale of investment properties (c)	25
Net loss	$(836)
Balance Sheet Data
Real estate assets, net (d)	$264,030	$42,024	$146,652	$46,461	$19,239	$9,654
Non-segmented assets (e)	63,327
Total assets	$327,357
Capital expenditures	$634	—	466	135	—	33

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consist of other income, interest income, interest expense and income tax expense.

(c)	Gain on the sale of investment properties is related to a parcel of one retail asset

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

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
The following table reconciles net loss attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018

Numerator:
Net loss	$(455)	$(836)

Denominator:
Weighted average shares outstanding - Basic and Diluted	873,379,003	870,102,100

Basic and diluted earnings per share:
Loss per share	$0.00	$0.00
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
For the three months ended March 31, 2019, the Company granted 5,814,286 shares of common stock with an aggregate value of $2,035 based on an estimated net asset value per share of $0.35. Additionally, for accounting purposes, the Company granted shares with an aggregate value of $250 that will vest in equal installments in August, 2019 and 2020, respectively, subject to the applicable executive's continued employment with the Company through the vest dates. During the three months ended March 31, 2018, the Company granted 5,621,212 of fully vested shares of common stock with an aggregate value of $1,855 based on an estimated net asset value per share of $0.33.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of March 31, 2019, 17,751,153 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of March 31, 2019 is as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2019

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	2,121,212	$0.33
Granted	5,814,286	0.35
Vested	(7,100,000)	0.35
Other (1)	(121,212)	—
Balance at March 31, 2019	714,286	$0.35
(1)  Represents the change in the number of shares granted in 2018 based on an estimated net asset value per share of $0.33 and the actual shares vested in 2019 based on an estimated net asset value per share of $0.35.

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $1,994 and $1,855, respectively, related to the Incentive Award Plan. At March 31, 2019, there was approximately $199 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through August 1, 2020. For the three months ended March 31, 2019 and 2018, the Company paid $1,181 and $876, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the three months ended March 31, 2018. The shares were repurchased for $0.33 per share, which was based on the Company's announced estimated share value as of December 31, 2017.
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
13. Subsequent Events
Acquisition of The View
On April 5, 2019, the Company acquired The View, a 34-unit multi-family asset located in San Diego, California, for a purchase price of $16,350.
Agreement of Purchase and Sale for Lincoln Mall
As previously reported, on February 13, 2019 the Company entered into an Agreement of Purchase and Sale (the “Lincoln PSA”) with an affiliate of Acadia Strategic Opportunity Fund V LLC (“Lincoln Seller”) pursuant to which the Company agreed to purchase certain property located in Lincoln, Rhode Island commonly known as the “Lincoln Center” for a gross sale price of $57.0 million, subject to certain adjustments and prorations described in the Lincoln PSA.  The Company and Lincoln Seller have subsequently entered into a number of amendments to the Lincoln PSA which have, among other things, lowered the gross purchase price payable by the Company under the Lincoln PSA to $55.75 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Financial Information,” and the historical consolidated financial statements, and related notes included elsewhere in our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements in our Annual Report on Form 10-K.” The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes, which appear in our Annual Report on Form 10-K.
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
As of March 31, 2019, our portfolio of assets consisted of one office asset, two industrial assets, five retail assets, seven multi-family assets, one correctional facility, two parcels of unimproved land and one bank branch. References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned subsidiaries.We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our Condensed Consolidated Financial Statements for the quarters ended March 31, 2019, and 2018.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands REIT, Inc., as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (LLCs). The effects of all significant intercompany transactions have been eliminated.
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
Acquisition Activity
On January 8, 2019, the Company acquired The Detroit Apartments and Detroit Terraces, two adjacent apartment buildings, located in Denver, Colorado, for a purchase price of $19,070.0 million. See Note 3 to the condensed consolidated financial statements for additional information regarding acquired properties.
Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
Key performance indicators are as follows:

	As of March 31,
	2019	2018
Economic occupancy (a)	91.3%	82.6%
Rent per square foot (b)	$16.26	$15.41

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

Condensed Consolidated Results of Operations

	(in thousands)
	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net loss	$(455)	$(836)	$(381)	45.6%
Net loss decreased by $0.4 million to $0.5 million for the three months ended March 31, 2019 from $0.8 million for the three months ended March 31, 2018, primarily as a result of reductions in real estate taxes, depreciation and amortization and an increase in interest income, partially offset by an increase in general and administrative expense and a reduction in the income tax benefit.
Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,
	2019	2018	Increase (Decrease)
Income:
Rental income	$10,141	$10,466	$(325)	(3.1)%
Other property income	116	179	(63)	(35.2)%
Total revenues	10,257	10,645	(388)	(3.6)%

Operating Expenses:
Property operating expenses	1,904	2,304	(400)	(17.4)%
Real estate taxes	1,306	1,474	(168)	(11.4)%
Depreciation and amortization	2,730	3,131	(401)	(12.8)%
General and administrative expenses	4,383	4,179	204	4.9%
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
Total revenues decreased by $0.4 million in the three months ended March 31, 2019 compared to the same period in 2018 as a result of the disposition of the Triangle retail asset and the Bridgeside multi-tenant office asset during the fourth quarter of 2018. Partially offsetting these reductions is rental revenue related to three multi-family assets acquired during 2018 and an increase in occupancy at one of the office assets.
Property operating expenses decreased by $0.4 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the factors discussed above.
Real Estate Taxes
Real estate taxes decreased by $0.2 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the dispositions partially offset by the acquisitions mentioned above.

Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the two asset dispositions discussed above partially offset by increases related to the multi-family asset acquisitions.
General Administrative Expenses
General and administrative expenses were primarily consistent in the three months ended March 31, 2019 compared to the same period in 2018.
Non-Operating Income and Expenses

	(in thousands)
	For the Three months ended March 31,
	2019	2018	Increase (Decrease)
Non-operating income and expenses:
Interest income	$369	$133	$236	177.4%
Gain on sale of investment properties, net	—	25	(25)	(100.0)%
Interest expense	(758)	(706)	52	(7.4)%
Income tax benefit	—	155	(155)	(100.0)%
Interest Income
Interest income increased by $0.2 million during the three months ended March 31, 2019 as compared to the same period in 2018 as a result of an increase in cash balances during the first quarter of 2019 compared to 2018.
Gain on Sale of Investment Properties
During the quarter ended March 31, 2018, the gain on sale of investment properties was attributed to Highlands' sale of a vacant land parcel related to one of our retail assets. No such gains were recorded during the quarter ended March 31, 2019.
Interest Expense
Interest expense was primarily consistent in the three months ended March 31, 2019 compared to the same period in 2018.
Income Taxes
The Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018, an income tax benefit of $155 was related to a change in estimates of a U.S. federal excise tax accrual based on changes in the estimated taxable income for the year ended December 31, 2017. During the three months ended March 31, 2019, an income tax benefit of $0 was included on the condensed consolidated statements of operations.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations as of March 31, 2019:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2019	15	91,723	$1,386,484	4.4%	4.1%	$15.12
2020	37	531,851	13,731,988	25.4%	41.0%	25.82
2021	19	232,760	3,200,978	11.1%	9.6%	13.75
2022	11	220,410	3,033,395	10.5%	9.1%	13.76
2023	10	54,906	726,976	2.6%	2.2%	13.24
2024	9	170,064	1,903,043	8.1%	5.7%	11.19
2025	7	40,109	552,632	1.9%	1.6%	13.78
2026	9	36,655	821,449	1.8%	2.5%	22.41
2027	5	595,816	5,685,929	28.5%	17.0%	9.54
2028	7	38,459	883,988	1.8%	2.6%	22.99
MTM	3	12,125	178,625	0.6%	0.5%	14.73
Thereafter	8	68,953	1,400	3.3%	4.2%	20.31
Grand Total	140	2,093,831	$33,506	100.0%	100.0%	$16.00
The following table represents new and renewed leases that commenced in the three months ended March 31, 2019.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	7,967	$18.72	5.96
Renewals	2	43,000	$10.62	5.00
Total	4	50,967	$11.89	5.15
During the three months ended March 31, 2019, four new leases and renewals commenced with gross leasable area totaling 50,967 square feet. The weighted average lease term for new and renewal leases was 5.96 and 5.00 years, respectively.
Liquidity and Capital Resources
As of March 31, 2019, we had $100.0 million of cash and cash equivalents, and $3.7 million of restricted cash and escrows.
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
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 24.3% of our revenue for the three months ended March 31, 2019 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. There is no assurance that we will be able to re-lease this asset at comparable rates or on comparable terms, or at all.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of March 31, 2019 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2019	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,314	5.24%
Thereafter	67,026	4.39%
Total	$76,340	4.49%
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
The Company assumed an allocated principal mortgage loan amount of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
On February 15, 2019, we entered into the Credit Agreement with Huntington National Bank. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company currently expects to use borrowings under the Credit Facility for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30.0 million under the Term Loan Facility.
Total debt outstanding as of March 31, 2019 and December 31, 2018 was $76.3 million million and $35.4 million, respectively, and had a weighted average interest rate of 4.49% and 4.74%, respectively, per annum.

Summary of Cash Flows
Comparison of the three months ended March 31, 2019 and 2018

	(in thousands)
	Three Months Ended March 31,
	2019	2018
Net cash flows (used in) provided by operating activities	$(4)	$1,128
Net cash flows used in investing activities	(7,756)	(793)
Net cash flows provided by (used in) financing activities	27,704	(1,149)
Net increase (decrease) in cash and cash equivalents	19,944	(814)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$103,685	$55,193
Cash used in operating activities was $0.0 million for the three months ended March 31, 2019 and provided by operating activities was $1.1 million for the three months ended March 31, 2018. Cash provided by operating activities decreased $1.1 million when comparing to the same period in 2018 primarily as a result of the disposition of assets during 2018.
Cash used in investing activities was $7.8 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. Cash used in investing activities increased $7.0 million when comparing to the same period in 2018, primarily as a result of the acquisition of the two multi-family assets during the first quarter of 2019.
Cash provided by financing activities was $27.7 million for the three months ended March 31, 2019 compared to cash used financing activities of $1.1 million for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility with HNB. See also Note 6 to the condensed consolidated financial statements for a summary of the Credit Agreement. Cash used in financing activities for the three months ended March 31, 2018 was primarily related to principal payments on mortgage debt of $0.3 million and the payment for tax withholding on share-based compensation of $0.9 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The condensed account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the three months ended March 31, 2019 and 2018, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements.
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

	As of
	March 31, 2019	December 31, 2018
Balance Sheet Data:
Total assets	$372,674	$335,980
Debt, net	$74,871	$34,953

	Three Months Ended March 31,
	2019	2018
Operating Data:
Total revenues	$10,257	$10,645
Net loss	$(455)	$(836)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$103,685	$55,193
Long-term obligations (a)	$76,340	$55,612
Supplemental Measures (unaudited):
Funds from operations and adjusted funds from operations	$2,275	$2,268
Cash Flow Data:
Net cash flows (used in) provided by operating activities	$(4)	$1,128
Net cash flows used in investing activities	$(7,756)	$(793)
Net cash flows provided by (used in) financing activities	$27,704	$(1,149)
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

	Three Months Ended March 31,
	2019	2018
Net loss	$(455)	$(836)
Depreciation and amortization	2,730	3,131
Gain on sale of investment properties, net	—	(25)
Funds from operations and adjusted funds from operations	$2,275	$2,268
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

10.1*	Agreement of Purchase and Sale, dated February 13, 2019, by and among MB Lincoln Mall, LLC, as seller, and Lincoln Mall Owner, LLC., as purchaser
10.2
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

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2019
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 10, 2019
Paul Melkus