Form 10-Q
period 2019-06-30
Highlands REIT, Inc.
filed 2019-08-13
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2019 there were 876,074,038 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investment properties
Land	$73,279	$72,630
Building and other improvements	223,972	241,897
Construction in progress	51	32
Total	297,302	314,559
Less accumulated depreciation	(51,550)	(72,822)
Net investment properties	245,752	241,737
Cash and cash equivalents	122,751	80,512
Restricted cash and escrows	2,572	3,229
Accounts and rents receivable (net of allowance of $1,250 and $1,161)	5,121	5,861
Intangible assets, net	669	408
Deferred costs and other assets, net	4,498	4,233
Total assets	$381,363	$335,980
Liabilities
Debt, net	$74,795	$34,953
Accounts payable and accrued expenses	8,996	11,653
Intangible liabilities, net	902	3,004
Other liabilities	2,039	2,270
Total liabilities	86,732	51,880
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 875,875,109 and 871,688,704 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	8,759	8,717
Additional paid-in capital	1,408,925	1,407,502
Accumulated distributions in excess of net income	(1,123,053)	(1,132,119)
Total stockholders’ equity	294,631	284,100
Total liabilities and stockholders' equity	$381,363	$335,980

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$10,298	$10,480	$20,439	$20,946
Other property income	103	343	220	522
Total revenues	$10,401	$10,823	$20,659	$21,468
Expenses
Property operating expenses	1,985	1,991	3,889	4,295
Real estate taxes	1,317	766	2,623	2,239
Depreciation and amortization	2,729	3,216	5,459	6,347
General and administrative expenses	3,082	3,004	7,465	7,183
Total expenses	9,113	8,977	19,436	20,064
Gain on sale of investment properties, net	8,841	—	8,841	25
Income from operations	$10,129	$1,846	$10,064	$1,429
Interest income	398	157	767	290
Interest expense	(1,006)	(708)	(1,765)	(1,414)
Income before income taxes	9,521	1,295	9,066	305
Income tax benefit	—	—	—	155
Net income	$9,521	$1,295	$9,066	$460
Net income per common share, basic and diluted	$0.01	$0.00	$0.01	$0.00
Weighted average number of common shares outstanding, basic and diluted	875,755,799	871,427,298	874,573,967	870,768,359

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Amounts in thousands, except share amounts)
Three and Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$(1,157,047)	$258,097
Net loss	—	—	—	(835)	(835)
Share-based compensation	3,078,425	31	985	—	1,016
Common stock repurchased and retired	(116,334)	(1)	(40)	—	(41)
Balance at March 31, 2018	871,385,672	$8,714	$1,407,405	$(1,157,882)	$258,237
Net income	—	—	—	1,295	1,295
Share-based compensation	151,516	1	49	—	50
Balance at June 30, 2018	871,537,188	$8,715	$1,407,454	$(1,156,587)	$259,582

Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$(1,132,119)	$284,100
Net loss	—	—	—	(455)	(455)
Share-based compensation	3,900,689	39	1,326	—	1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828	$(1,132,574)	$285,010
Net income	—	—	—	9,521	9,521
Share-based compensation	285,716	3	97	—	100
Balance at June 30, 2019	875,875,109	$8,759	$1,408,925	$(1,123,053)	$294,631

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,066	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,459	6,347
Amortization of above and below market leases, net	(205)	(205)
Amortization of debt discounts and financing costs	107	42
Straight-line rental income	(332)	40
Gain on sale of investment properties, net	(8,841)	(25)
Non-cash stock-based compensation expense	2,177	2,053
Changes in assets and liabilities:
Accounts and rents receivable,net	(172)	(1,170)
Deferred costs and other assets, net	(236)	(509)
Accounts payable and accrued expenses	(1,753)	(1,692)
Other liabilities	(231)	347
Net cash flows provided by operating activities	$5,039	$5,688
Cash flows from investing activities:
Capital expenditures and tenant improvements	(560)	(612)
Investment in development	—	(1,760)
Acquisition of investment properties, net	(43,217)	(9,660)
Proceeds from sale of investment properties, net	53,163	60
Payment of leasing fees	(395)	(380)
Net cash flows provided by (used in) investing activities	$8,991	$(12,352)
Cash flows from financing activities:
Payment of debt issuance costs	(392)	—
Proceeds from credit agreement	29,375	—
Principal payments of mortgage debt	(311)	(540)
Payment for tax withholding for share-based compensation	(1,120)	(876)
Net cash flows provided by (used in) financing activities	$27,552	$(1,416)
Net increase (decrease) in cash and cash equivalents	$41,582	$(8,080)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$125,323	$47,927

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,471	$1,379
Cash paid for taxes	$27	$136
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$233	$645
Lease assets and liabilities arising from the recognition of right-of-use assets	$298	$—
Assumption of mortgage debt on acquired properties	$11,449	$—

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2018, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 22, 2019, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
As of June 30, 2019, the Company owned 18 assets and one parcel of unimproved land. As of December 31, 2018, the Company owned 15 assets and two parcels of unimproved land.
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands, as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

For the three and six months ended June 30, 2019 and 2018, comprehensive income equaled net income; therefore, separate condensed consolidated statements of comprehensive income are not included in the accompanying condensed consolidated financial statements.
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
Rental income lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under Accounting Standards Codification (“ASC”) 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease related receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019. There were no material changes to that assessment as of June 30, 2019.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

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
June 30, 2019

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
There were no assets held for sale on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

lease components for all qualifying leases. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations in the period of adoption and prospectively. As a lessee, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, as of June 30, 2019, on the condensed consolidated balance sheets of approximately $298, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. These estimates are based on the Company’s ground lease arrangement as of June 30, 2019. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018. The impact to the statements of cash flows within the condensed consolidated financial statements for the six months ended June 30, 2019 and 2018, respectively, was not material.
In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the condensed consolidated statements of cash flows. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of June 30, 2019 and December 31, 2018, the Company’s cash balances restricted for these uses were $2,572 and $3,229, respectively. The inclusion of restricted cash increased cash, cash equivalents and restricted cash, at the beginning of the year, in the condensed consolidated statements of cash flows by $3,229 and $2,155 as of January 1, 2019 and 2018, respectively, and cash, cash equivalents and restricted cash, by $2,572 and $3,229, as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$122,751	$80,512
Restricted cash	2,572	3,229
Total cash, cash equivalents and restricted cash	$125,323	$83,741
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
June 30, 2019

effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on our condensed consolidated financial statements.
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the six months ended June 30, 2019, the Company acquired four multi-family assets for a gross acquisition price of $54,681. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $181.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,191
			$54,681
The purchase price allocation has been allocated as follows:

	The Detroit and Detroit Terraces	The View	The Tennyson44	Total
Land	$3,370	$7,272	$1,533	$12,175
Buildings and other improvements	15,006	8,862	17,410	41,278
Intangible assets, net	301	286	248	835
Total assets	$18,677	$16,420	$19,191	$54,288

Debt discount on mortgage assumption	393	—	—	393
Total liabilities	$393	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$54,681
During the six months ended June 30, 2018, the Company acquired one multi-family asset for a gross acquisition price of $9,679 and capitalized transaction costs of approximately $154. The purchase price allocation has been allocated as follows:

The Lafayette
Land	$2,457
Buildings and other improvements	7,067
Intangible assets, net	155
Total acquisition price	$9,679
4. Disposed Properties
The following table reflects the property dispositions during the six months ended June 30, 2019. The Company recognized a net gain on sale of investment properties of $8,841.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
The Company sold a vacant parcel of land adjacent to a retail asset during the six months ended June 30, 2018 for a gross disposition price of $60 and recognized a net gain on sale of investment properties of $25.
5. Leases
Leasing as a lessor
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with an average term of approximately five years for the six months ended June 30, 2019 and ranging from four to ten years for the year ended December 31, 2018. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.
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
Lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The FASB clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.
Lease income related to the Company's operating leases is comprised of the following:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Lease income related to fixed lease payments	$8,471	$8,563	$16,674	$17,078
Lease income related to variable lease payments	1,827	1,917	3,765	3,868
Other (1)	103	343	220	522
Lease income	$10,401	$10,823	$20,659	$21,468
(1) For the three and six months ended June 30, 2019 and 2018, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of June 30, 2019, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2019	$11,174
2020	12,742
2021	10,830
2022	8,444
2023	7,925
Thereafter	26,284
Total	$77,399
As of December 31, 2018, commercial operating leases provide for future minimum rental income assuming no expiring leases are renewed, as follows:

2019	$27,551
2020	17,323
2021	14,014
2022	11,423
2023	10,358
Thereafter	36,357
Total	$117,026
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At June 30, 2019, the balances were $298. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at June 30, 2019 and a reconciliation of those cash flows to the operating lease liability at June 30, 2019.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

2019	$11
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
489
Imputed interest	(191)
Lease liability	$298
The following table sets forth our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2018.

2019	$21
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
Total	$499
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued real estate taxes	$5,535	$5,669
Accrued compensation	1,945	3,232
Accrued interest payable	305	119
Other accrued expenses	1,211	2,633
	$8,996	$11,653
7. Debt
Total debt outstanding as of June 30, 2019 and December 31, 2018, net of unamortized deferred financing costs and debt discounts, was $74,795 and $34,953, respectively, and had a weighted average interest rate of 4.47% and 4.74% per annum, respectively. Deferred financing costs, net, as of June 30, 2019 and December 31, 2018 were $1,414 and $490, respectively. Debt discounts, as of June 30, 2019 and December 31, 2018 were $373 and $0, respectively. As of June 30, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

For the year ended December 31,	As of June 30, 2019	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,266	5.24%
Thereafter	67,316	4.36%
Total	$76,582	4.47%
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
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2019 and December 31, 2018, the Company is in compliance with such covenants in all material respects.
The Company assumed an allocated principal mortgage loan amount of $11,449 and debt discount of $393 in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date.
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
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30,000 under the Term Loan Facility as of June 30, 2019.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the six months ended June 30, 2019. In addition, the Company will pay (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
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
Non-Recurring Measurements
During the six months ended June 30, 2019 and 2018, the Company did not identify any impairment triggers that required the assets to be measured at fair value.
Financial Instruments Not Measured at Fair Value

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of June 30, 2019 and as of December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$74,795	$78,270	$34,953	$35,222
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 3.69% and 4.70% per annum as of June 30, 2019 and December 31, 2018, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.43% to 4.22% as of June 30, 2019. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and six months ended June 30, 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, an income tax benefit of $0 and $155, respectively, was included on the condensed consolidated statement of operations.
10. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance with guidance under FASB ASC Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. During the year ended December 31, 2018, as a result of the evolution of the Company’s operations and asset acquisitions, the Company has determined it no longer operates in three operating segments. The Company has concluded its multi-family assets now represent one operating segment. As a result of this change in the Company’s segment reporting, the Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facility. The Company’s unimproved land assets are presented below in Other.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

The following table summarizes net property operations by segment for the three months ended June 30, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,298	$3,170	$4,823	$732	$1,573	$—
Other property income	103	—	4	—	99	—
Total income	10,401	3,170	4,827	732	1,672	—
Operating expenses	3,302	143	2,157	184	643	175
Net operating income (loss)	$7,099	$3,027	$2,670	$548	$1,029	$(175)
Non-allocated expenses (a)	(5,811)
Other income and expenses (b)	(608)
Gain on sale of investment properties (c)	8,841
Net income	$9,521

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

(c)	Gain on the sale of investment properties is related to one retail asset and one land parcel.
The following table summarizes net property operations by segment for the three months ended June 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,480	$3,176	$6,009	$925	$370	$—
Other property income	343	—	11	252	80	—
Total income	10,823	3,176	6,020	1,177	450	—
Operating expenses	2,757	171	2,254	621	200	(489)
Net operating income	$8,066	$3,005	$3,766	$556	$250	$489
Non-allocated expenses (a)	(6,220)
Other income and expenses (b)	(551)
Net income	$1,295
(a) Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

The following table summarizes net property operations by segment for the six months ended June 30, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$20,439	$6,350	$9,817	$1,484	$2,788	$—
Other property income	220	—	24	—	196	—
Total income	20,659	6,350	9,841	1,484	2,984	—
Operating expenses	6,512	300	4,325	358	1,196	333
Net operating income (loss)	$14,147	$6,050	$5,516	$1,126	$1,788	$(333)
Non-allocated expenses (a)	(12,924)
Other income and expenses (b)	(998)
Gain on sale of investment properties (c)	8,841
Net income	$9,066
Balance Sheet Data
Real estate assets, net (d)	$246,421	$35,536	$68,054	$26,675	$107,203	$8,953
Non-segmented assets (e)	134,942
Total assets	$381,363
Capital expenditures	$560	$—	$288	$7	$265	$—
(a) Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income and interest expense.
(c) Gain on the sale of investment properties is related to one retail asset and one land parcel.
(d) Real estate assets include intangible assets, net of amortization.
(e) Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations by segment for the six months ended June 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$20,946	$6,361	$12,072	$1,846	$667	$—
Other property income	522	—	19	340	163	—
Total income	21,468	6,361	12,091	2,186	830	—
Operating expenses	6,534	360	4,678	1,378	383	(265)
Net operating income	$14,934	$6,001	$7,413	$808	$447	$265
Non-allocated expenses (a)	(13,530)
Other income and expenses (b)	(969)
Gain on sale of investment properties (c)	25
Net income	$460
Balance Sheet Data
Real estate assets, net (d)	$272,358	$41,377	$146,141	$46,471	$28,701	$9,668
Non-segmented assets (e)	56,848
Total assets	$329,206
Capital expenditures	$2,372	$—	$609	$1,710	$—	$53
(a) Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income, interest expense and income tax benefit.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net income	$9,521	$1,295	$9,066	$460

Denominator:
Weighted average number of common shares outstanding - basic and diluted	875,755,799	871,427,298	874,573,967	870,768,359

Basic and diluted earnings per share:
Net income per common share	$0.01	$0.00	$0.01	$0.00
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
For the six months ended June 30, 2019, the Company granted 6,100,002 shares of common stock with an aggregate value of $2,135 based on an estimated net asset value per share of $0.35. Additionally, for accounting purposes, the Company granted shares with an aggregate value of $250 that will vest in equal installments in August, 2019 and 2020, respectively, subject to the applicable executive's continued employment with the Company through the vest dates. During the six months ended June 30, 2018, the Company granted 5,772,728 of fully vested shares of common stock with an aggregate value of $1,905 based on an estimated net asset value per share of $0.33.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of June 30, 2019, 17,465,437 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of June 30, 2019 is as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2019

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	2,121,212	$0.33
Granted	6,100,002	0.35
Vested	(7,385,716)	0.35
Other (1)	(121,212)	—
Balance at June 30, 2019	714,286	$0.35
(1)  Represents the change in the number of shares granted in 2018 based on an estimated net asset value per share of $0.33 and the actual shares vested in 2019 based on an estimated net asset value per share of $0.35.

For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $2,177 and $2,053. For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $184 and $198, respectively, related to the Incentive Award Plan. At June 30, 2019, there was approximately $115 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through August 1, 2020. For the six months ended June 30, 2019 and 2018, the Company paid $1,120 and $876, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the three months ended June 30, 2018. The shares were repurchased for $0.33 per share, which was based on the Company's announced estimated share value as of December 31, 2017.
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
14. Subsequent Events
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. indicating that it will not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expires on January 23, 2020.
For the six months ended June 30, 2019, 24.1% of our revenue was derived from The GEO Group, Inc.’s net lease on our Hudson correctional facility asset. A non-renewal by The GEO Group Inc. was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018.
While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the non-renewal to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the non-renewal, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Financial Information,” and the historical consolidated financial statements, and related notes included elsewhere in our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements” in our Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes, which appear in our Annual Report on Form 10-K.
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
As of June 30, 2019, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, nine multi-family assets, one correctional facility, one parcel of unimproved land and one bank branch. References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned subsidiaries.We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended June 30, 2019, and 2018.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Highlands REIT, Inc., as well as all of Highlands' wholly-owned subsidiaries (collectively, the “Company”). Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Our Revenues and Expenses
Revenues
Our revenues are primarily derived from rental income and expense recoveries we receive from our tenants under leases with us, including monthly rent and other property income pursuant to tenant leases. Tenant recovery income primarily consists of reimbursements for real estate taxes, common area maintenance costs, management fees and insurance costs.
Expenses
Our expenses consist of property operating expenses, real estate taxes, depreciation and amortization expense and general and administrative expenses. Property operating expenses primarily consist of repair and maintenance, management fees, utilities and insurance (in each case, some of which are recoverable from the tenant).
Key Indicators of Operating Performance

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:
•Cash flows from operations as determined in accordance with GAAP;
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
Acquisition and Disposition Activity
During the six months ended June 30, 2019, we continued to invest in multi-family assets by acquiring the following properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,199
			$54,689
During the six months ended June 30, 2019, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following properties:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
Results of Operations
Comparison of the three and six months ended June 30, 2019 and 2018
Key performance indicators are as follows:

	As of June 30,
	2019	2018
Economic occupancy (a)	91.6%	82.7%
Rent per square foot (b)	$17.52	$15.68

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

Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Net income	$9,521	$1,295	$8,226	N/A	$9,066	$460	$8,606	N/A
Net income increased by $8.2 million, to $9.5 million for the three months ended June 30, 2019, from $1.3 million for the three months ended June 30, 2018, primarily as a result of the gain on the sale of investment properties in the amount of $8.8 million, partially offset by a reduction in revenues as a result of dispositions during 2018.
Net income increased by $8.6 million, to $9.1 million for the six months ended June 30, 2019, from $0.5 million for the six months ended June 30, 2018, primarily as a result of the the factors discussed above.
Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,				For the Six months ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Income:
Rental income	$10,298	$10,480	$(182)	(1.7)%	$20,439	$20,946	$(507)	(2.4)%
Other property income	103	343	(240)	(70.0)%	220	522	(302)	(57.9)%
Total revenues	$10,401	$10,823	$(422)	(3.9)%	$20,659	$21,468	$(809)	(3.8)%

Expenses:
Property operating expenses	$1,985	$1,991	$(6)	(0.3)%	$3,889	$4,295	$(406)	(9.5)%
Real estate taxes	1,317	766	551	71.9%	2,623	2,239	384	17.2%
Depreciation and amortization	2,729	3,216	(487)	(15.1)%	5,459	6,347	(888)	(14.0)%
General and administrative expenses	3,082	3,004	78	2.6%	7,465	7,183	282	3.9%
Total expenses	$9,113	$8,977	$136	1.5%	$19,436	$20,064	$(628)	(3.1)%
Property Income and Operating Expenses
Rental income consists of monthly rent, straight-line rent adjustments, tenant recovery income and amortization of acquired above and below market leases, pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (in each case, some of which are recoverable from the tenant).
Total revenues decreased by $0.4 million in the three months ended June 30, 2019 compared to the same period in 2018 as a result of the disposition of the Triangle retail asset during the third quarter of 2018 and the Bridgeside multi-tenant office asset during the fourth quarter of 2018. These reductions were partially offset by an increase in rental revenue related to multi-family assets acquired during 2018 and 2019 and an increase in occupancy at one of the office assets.
Total revenues decreased by $0.8 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily as a result of the factors discussed above.

Property operating expense reductions related to the Triangle and Bridgeside asset dispositions discussed above were offset by property operating expense increases related to the multi-family asset acquisitions during 2018 and 2019.
Property operating expenses decreased in the three and six months ended June 30, 2019 compared to the same period in 2018, primarily as a result of the disposition of the Triangle retail asset during the third quarter of 2018 and the Bridgeside multi-tenant office asset during the fourth quarter of 2018. These reductions were partially offset by an increase in property operating expenses related to multi-family assets acquired during 2018 and 2019 and an increase in occupancy at one of the office assets.
Real Estate Taxes
Real estate taxes increased by $0.6 million and $0.4 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily as a result of an increase related to acquisitions offset by dispositions and a favorable adjustment recognized in 2018 for 2017 taxes related to one of our previously disposed net lease assets.
Depreciation and Amortization
Depreciation and amortization decreased by $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of the asset impairment on the correctional facility recognized during 2018 and the asset dispositions discussed above. These reductions were partially offset by increases related to the multi-family asset acquisitions.
General Administrative Expenses
General and administrative expenses were generally consistent in the three and six months ended June 30, 2019 compared to the same period in 2018.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the Three months ended June 30,				For the Six months ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Non-operating income and expenses:
Interest income	$398	$157	$241	N/A	$767	$290	$477	N/A
Gain on sale of investment properties, net	8,841	—	8,841	—%	8,841	25	8,816	N/A
Interest expense	(1,006)	(708)	298	42.1%	(1,765)	(1,414)	351	24.8%
Income tax benefit	—	—	—	—%	—	155	(155)	(100.0)%

Interest Income
Interest income increased by $0.2 million and $0.5 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 as a result of an increase in cash balances during the first and second quarters of 2019 compared to 2018.
Gain on Sale of Investment Properties
During the three and six months ended June 30, 2019, the gain on sale of investment properties was attributed to Highlands' sale of the Lincoln Center retail asset and the RDU land parcel.
During the six months ended June 30, 2018, the gain on sale of investment properties, recognized in the first quarter, was attributed to Highlands' sale of a vacant land parcel related to one of our retail assets.
Interest Expense
The increase in interest expense during the three and six months ended June 30, 2019, compared to the same periods in 2018, is primarily due to borrowings under the Term Loan Facility in the amount of $30.0 million in connection with entering into the credit facility. Additional factors contributing to the increase, is the Company's assumption of an allocated principal mortgage loan amount of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019.
Income Taxes
The Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018, an income tax benefit of $0.2 million was related to a change in estimates of a U.S. federal excise tax accrual based on changes in the estimated taxable income for the year ended December 31, 2017. No such expense or benefits were recognized during three months ended June 30, 2018. During the three and six months ended June 30, 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of June 30, 2019:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2019	5	67,266	$975	4.6%	4.0%	$14.49
2020	13	348,443	10,741	23.9%	44.2%	30.83
2021	5	116,633	1,714	8.0%	7.1%	14.70
2022	5	156,825	2,217	10.7%	9.1%	14.14
2023	4	11,155	181	0.7%	0.7%	16.22
2024	4	40,948	692	2.8%	2.8%	16.89
2025	4	32,367	391	2.2%	1.6%	12.10
2026	3	17,191	354	1.2%	1.5%	20.60
2027	5	595,816	5,686	40.9%	23.4%	9.54
2028	4	36,159	790	2.5%	3.3%	21.86
MTM	2	11,125	167	0.8%	0.7%	15.04
Thereafter	2	24,300	391	1.7%	1.6%	16.08
Grand Total	56	1,458,228	$24,300	100.0%	100.0%	$16.66

The following table represents new and renewed leases that commenced in the six months ended June 30, 2019.

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	2	7,967	$18.72	5.96
Renewals	2	19,500	$12.40	4.85
Total	4	27,467	$14.23	5.17
During the six months ended June 30, 2019, four new leases and renewals commenced with gross leasable area totaling 27,467 square feet. The weighted average lease term for new and renewal leases was 5.96 and 4.85 years, respectively.
Liquidity and Capital Resources
As of June 30, 2019, we had $122.8 million of cash and cash equivalents, and $2.6 million of restricted cash and escrows.
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
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 24.2% of our revenue for the six months ended June 30, 2019 is derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset, which lease expires in January of 2020. Pursuant to the notice of non-renewal we received from The GEO Group, Inc., dated August 2, 2019, we do not expect The GEO Group, Inc. to renew its lease on our Hudson correctional facility asset. The lease expires in January of 2020. See also Note 14 to the condensed consolidated financial statements for further information related to the The GEO Group, Inc.'s notice of non-renewal.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of June 30, 2019 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of June 30, 2019	Weighted average interest rate, fixed
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,266	5.24%
Thereafter	67,316	4.36%
Total	$76,582	4.47%
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
On February 15, 2019, we entered into a Credit Agreement with Huntington National Bank. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company currently expects to use borrowings under the Credit Facility for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30.0 million under the Term Loan Facility.
Total debt outstanding as of June 30, 2019 and December 31, 2018 was $76.6 million million and $35.4 million, respectively, and had a weighted average interest rate of 4.47% and 4.74%, respectively, per annum.

Summary of Cash Flows
Comparison of the six months ended June 30, 2019 and 2018

	(in thousands)
	Six Months Ended June 30,
	2019	2018
Net cash flows provided by operating activities	$5,039	$5,688
Net cash flows provided by (used in) investing activities	8,991	(12,352)
Net cash flows provided by (used in) financing activities	27,552	(1,416)
Net increase (decrease) in cash and cash equivalents	41,582	(8,080)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$125,323	$47,927
Cash provided by operating activities was $5.0 million for the six months ended June 30, 2019 and $5.7 million for the six months ended June 30, 2018. Cash provided by operating activities decreased $0.6 million compared to the same period in 2018, primarily as a result of the disposition of assets during 2018.
Cash provided by investing activities was $9.0 million for the six months ended June 30, 2019 compared to cash used in investing activities of $12.4 million for the six months ended June 30, 2018. Cash provided by investing activities increased $21.3 million compared to the same period in 2018 as a result of the disposition of properties in 2019, partially offset by the acquisition of the three multi-family assets during the first and second quarters of 2019.
Cash provided by financing activities was $27.6 million for the six months ended June 30, 2019 compared to cash used in financing activities of $1.4 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility. See also Note 7 to the condensed consolidated financial statements for a summary of the Credit Agreement. Cash used in financing activities for the six months ended June 30, 2018 was primarily related to principal payments on mortgage debt of $0.5 million and the payment for tax withholding on share-based compensation of $0.9 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of six months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The condensed account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the six months ended June 30, 2019 and 2018, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.
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

	As of
	June 30, 2019	December 31, 2018
Balance Sheet Data:
Total assets	$381,363	$335,980
Debt, net	$74,795	$34,953

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Data:
Total revenues	$10,401	$10,823	$20,659	$21,468
Net income	$9,521	$1,295	$9,066	$460
Net income per common share, basic and diluted	$0.01	$0.00	$0.01	$0.00
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$125,323	$47,927	$125,323	$47,927
Long-term obligations (a)	$76,880	$55,345	$76,880	$55,345
Supplemental Measures (unaudited):
Funds from operations and adjusted funds from operations (b)	$3,409	$4,511	$5,684	$6,782
Cash Flows Data:
Net cash flows provided by operating activities	$5,043	$4,560	$5,039	$5,688
Net cash flows provided by (used in) investing activities	$16,747	$(11,559)	$8,991	$(12,352)
Net cash flows provided by (used in) financing activities	$(152)	$(267)	$27,552	$(1,416)
(a)    Includes right of use liabilities, principal amounts of mortgages payable and borrowings related to the credit facility.
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
Since the definition of FFO was promulgated by NAREIT, management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we also use Adjusted Funds From Operations, or AFFO as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-traded REITs. AFFO is not equivalent to our net income or loss as determined under GAAP. For the periods presented, AFFO and FFO yield the same results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,521	$1,295	$9,066	$460
Depreciation and amortization	2,729	3,216	5,459	6,347
Gain on sale of investment properties, net	(8,841)	—	(8,841)	(25)
Funds from operations and adjusted funds from operations	$3,409	$4,511	$5,684	$6,782
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Agreement of Purchase and Sale, dated February 13, 2019, by and among MB Lincoln Mall, LLC, as seller, and Lincoln Mall Owner, LLC., as purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2019)

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

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2019
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2019
Paul Melkus