Form 10-Q
period 2019-09-30
Highlands REIT, Inc.
filed 2019-11-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 11, 2019 there were 876,074,038 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investment properties
Land	$77,574	$72,630
Building and other improvements	246,211	241,897
Construction in progress	85	32
Total	323,870	314,559
Less accumulated depreciation	(53,810)	(72,822)
Net investment properties	270,060	241,737
Cash and cash equivalents	116,335	80,512
Restricted cash and escrows	4,419	3,229
Accounts and rents receivable (net of allowance of $1,154 and $1,161)	4,878	5,861
Intangible assets, net	1,229	408
Deferred costs and other assets, net	4,261	4,233
Total assets	$401,182	$335,980
Liabilities
Debt, net	$93,385	$34,953
Accounts payable and accrued expenses	9,028	11,653
Intangible liabilities, net	872	3,004
Other liabilities	2,647	2,270
Total liabilities	105,932	51,880
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 876,074,038 and 871,688,704 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8,761	8,717
Additional paid-in capital	1,408,993	1,407,502
Accumulated distributions in excess of net income	(1,122,545)	(1,132,119)
Accumulated other comprehensive loss	(82)	—
Total Highlands REIT, Inc. stockholders’ equity	295,127	284,100
Non-controlling interests	123	—
Total equity	295,250	284,100
Total liabilities and equity	$401,182	$335,980

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$8,955	$11,446	$29,394	$32,392
Other property income	243	203	463	725
Total revenues	$9,198	$11,649	$29,857	$33,117
Expenses
Property operating expenses	1,565	2,353	5,454	6,648
Real estate taxes	1,156	1,388	3,779	3,628
Depreciation and amortization	3,109	3,406	8,568	9,753
General and administrative expenses	2,373	2,594	9,838	9,776
Total expenses	8,203	9,741	27,639	29,805
Gain on sale of investment properties, net	—	12,276	8,841	12,301
Loss on extinguishment of debt	—	(1,199)	—	(1,199)
Income from operations	995	12,985	11,059	14,414
Interest income	581	81	1,348	371
Other income	—	23	—	23
Interest expense	(1,058)	(700)	(2,823)	(2,114)
Income before income taxes	518	12,389	9,584	12,694
Income tax benefit	—	—	—	155
Net income	518	12,389	9,584	12,849
Net income attributable to non-controlling interests	(10)	—	(10)	—
Net income attributable to Highlands REIT, Inc. common stockholders	$508	$12,389	$9,574	$12,849
Net income per common share, basic and diluted	$0.00	$0.01	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted	876,007,008	871,537,188	875,057,625	871,027,452

Comprehensive income
Net income	$518	$12,389	$9,584	$12,849
Unrealized loss on derivatives	(96)	—	(96)	—
Total other comprehensive loss	(96)	—	(96)	—
Comprehensive income	422	—	9,488	—
Comprehensive loss attributable to non-controlling interests	4	—	4	—
Comprehensive income attributable to Highlands REIT, Inc. common stockholders	$426	$12,389	$9,492	$12,849

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Three and Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$—	$(1,157,047)	$258,097	$—	$258,097
Net loss	—	—	—	—	(835)	(835)	—	(835)
Share-based compensation	3,078,425	31	985	—	—	1,016	—	1,016
Common stock repurchased and retired	(116,334)	(1)	(40)	—	—	(41)	—	(41)
Balance at March 31, 2018	871,385,672	$8,714	$1,407,405	$—	$(1,157,882)	$258,237	$—	$258,237
Net income	—	—	—	—	1,295	1,295	—	1,295
Share-based compensation	151,516	1	49	—	—	50	—	50
Balance at June 30, 2018	871,537,188	$8,715	$1,407,454	$—	$(1,156,587)	$259,582	$—	$259,582
Net income	—	—	—	—	12,389	12,389	—	12,389
Balance at September 30, 2018	871,537,188	$8,715	$1,407,454	$—	$(1,144,198)	$271,971	$—	$271,971

Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$—	$(1,132,119)	$284,100	$—	$284,100
Net loss	—	—	—	—	(455)	(455)	—	(455)
Share-based compensation	3,900,689	39	1,326	—	—	1,365	—	1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828		$(1,132,574)	$285,010	$—	$285,010
Net income	—	—	—	—	9,521	9,521	—	9,521
Share-based compensation	285,716	3	97	—	—	100	—	100
Balance at June 30, 2019	875,875,109	$8,759	$1,408,925	$—	$(1,123,053)	$294,631	$—	$294,631
Net income	—	—	—	—	508	508	10	518
Other comprehensive loss	—	—	—	(82)	—	(82)	(14)	(96)
Non-controlling interest equity contributions	—	—	—	—	—	—	127	127
Share-based compensation	198,929	2	68	—	—	70	—	70
Balance at September 30, 2019	876,074,038	$8,761	$1,408,993	$(82)	$(1,122,545)	$295,127	$123	$295,250

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,584	$12,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,568	9,753
Amortization of above and below market leases, net	(236)	(307)
Amortization of debt discounts and financing costs	208	63
Straight-line rental income	(180)	(491)
Loss on extinguishment of debt	—	1,199
Gain on sale of investment properties, net	(8,841)	(12,301)
Non-cash stock-based compensation expense	2,220	2,249
Changes in assets and liabilities:
Accounts and rents receivable,net	(79)	(866)
Deferred costs and other assets, net	(18)	(879)
Accounts payable and accrued expenses	(1,644)	(650)
Other liabilities	281	236
Net cash flows provided by operating activities	$9,863	$10,855
Cash flows from investing activities:
Capital expenditures and tenant improvements	(765)	(2,299)
Investment in development	—	(1,678)
Acquisition of investment properties, net	(70,921)	(36,015)
Proceeds from sale of investment properties, net	53,163	40,722
Payment of leasing fees	(447)	(1,255)
Net cash flows used in investing activities	$(18,970)	$(525)
Cash flows from financing activities:
Payment of debt issuance costs	(424)	—
Proceeds from credit agreement	29,375	—
Proceeds from mortgage debt	18,684	—
Payoff of mortgage debt	—	(19,479)
Prepayment penalties on the payoff of mortgage debt	—	(1,158)
Principal payments of mortgage debt	(465)	(811)
Payment for tax withholding for share-based compensation	(1,177)	(876)
Contributions from non-controlling interests	127	—
Net cash flows provided by (used in) financing activities	$46,120	$(22,324)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,013	(11,994)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$120,754	$44,013

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flows information:
Cash paid for interest	$2,399	$2,139
Cash paid for taxes	$36	$201
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$19	$1,182
Write off of rent receivables	$153	$—
Loss on disposal of tenant improvements	$299	$—
Other liabilities arising from unrealized loss on derivative instruments	$96	$—
Lease assets and liabilities arising from the recognition of right-of-use assets	$300	$—
Assumption of mortgage debt on acquired properties	$11,449	$—

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

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
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of industrial assets, retail assets, a correctional facility, multi-family assets, an office asset, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.). Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7.
On August 16, 2019, we formed a limited liability company with a third-party partner (the “Corvue Venture”). The purpose of the Corvue Venture is to acquire, own and manage one multi-family investment property commonly known as Evolve at Allendale. We have an approximate 85% interest in the Corvue Venture and, in connection with the acquisition of Evolve at Allendale, we funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 3 for additional information regarding the basis of presentation of the Corvue Venture which is consolidated in the accompanying condensed consolidated financial statements. In conjunction with this acquisition, the Corvue Venture secured a mortgage on the property in the amount of $18,750. See Note 7 for additional information related to the mortgage.
As of September 30, 2019, the Company owned 19 assets and one parcel of unimproved land. As of December 31, 2018, the Company owned 15 assets and two parcels of unimproved land.
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
September 30, 2019

certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Variable Interest Entities
A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under Accounting Standards Codification (“ASC”) 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both the power to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE. See Note 3 for additional discussion of the Company's consolidated variable interest entity.
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls, the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether the Company or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

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
Rental income lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease related receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019. There were no material changes to that assessment as of September 30, 2019.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the condensed consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the condensed consolidated balance sheets and are amortized to depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income over the remaining lease term.The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

•	Estimate the value of the property “as if vacant” as of the acquisition date;

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

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
There were no assets held for sale on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

Impairment

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, with a balance as of September 30, 2019, on the condensed consolidated balance sheets of approximately $300, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. These estimates are based on the Company’s ground lease arrangement as of September 30, 2019. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted ASU No. 2016-15 effective January 1, 2018. The impact to the statements of cash flows within the condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018, respectively, was not material.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the condensed consolidated statements of cash flows. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of September 30, 2019 and December 31, 2018, the Company’s cash balances restricted for these uses were $4,419 and $3,229, respectively. The inclusion of restricted cash increased cash, cash equivalents and restricted cash, at the beginning of the year, in the condensed consolidated statements of cash flows by $3,229 and $2,155 as of January 1, 2019 and 2018, respectively, and cash, cash equivalents and restricted cash, by $4,419 and $3,229, as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$116,335	$80,512
Restricted cash	4,419	3,229
Total cash, cash equivalents and restricted cash	$120,754	$83,741
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
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the nine months ended September 30, 2019, the Company acquired five multi-family assets for a gross acquisition price of $82,377, including capitalized transaction costs of approximately $377.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,191
Evolve at Allendale (1)	Allendale, MI	August 16, 2019	27,696
			$82,377
(1) The purchase price of this acquisition was funded by the Corvue Venture with equity contributions from its members and with debt obtained by the Corvue Venture, as further discussed in Note 7.  The portion of the aggregate equity contributions funded to the Corvue Venture that is not attributable to the Company is presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements.
The purchase price allocation has been recorded as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

	The Detroit and Detroit Terraces	The View	The Tennyson44	Evolve at Allendale	Total
Land	$3,370	$7,272	$1,533	$4,295	$16,470
Buildings and other improvements	15,006	8,862	17,410	22,460	63,738
Intangible assets, net	301	286	248	941	1,776
Total assets	$18,677	$16,420	$19,191	$27,696	$81,984

Debt discount on mortgage assumption	393	—	—	—	393
Total liabilities	$393	$—	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$27,696	$82,377
Consolidated VIE
As of September 30, 2019, we have determined we are the primary beneficiary of one VIE - the Corvue Venture and have consolidated the operations of this entity in the accompanying condensed consolidated financial statements.
We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture.
Included in total assets on the Company’s condensed consolidated balance sheets as of September 30, 2019 is $28,409 related to the Corvue Venture. Included in total liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2019 is $19,293 related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
During the nine months ended September 30, 2018, the Company acquired three multi-family assets for a gross acquisition price of $36,015, including capitalized transaction costs of approximately $240.

Property	Location	Acquisition Date	Acquisition Price
The Lafayette	Denver, Colorado	May 15, 2018	$9,679
1620 Central Street	Evanston, Illinois	August 22, 2018	20,552
Kenilworth Court	Denver, Colorado	September 12, 2018	5,784
			$36,015

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

The purchase price allocation has been allocated as follows:

	The Lafayette	1620 Central Street	Kenilworth Court	Total
Land	$2,457	$3,075	$2,496	$8,028
Buildings and other improvements	7,067	17,133	3,203	27,403
Intangible assets, net	155	344	85	584
Total acquisition price	$9,679	$20,552	$5,784	$36,015
4. Disposed Properties
The following table reflects the property dispositions during the nine months ended September 30, 2019. The Company recognized a net gain on sale of investment properties of $8,841.

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

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Buckhorn Plaza (partial lot sale)	Bloomsburg, PA	February 8, 2018	$60	$60	$25
Rolling Plains (correctional facility)	Haskell, TX	August 7, 2018	3,600	3,237	3,368
Triangle Center (1)	Longview, WA	September 24, 2018	38,340	37,425	8,908
			$42,000	$40,722	$12,301
(1) Mortgage debt in the amount of $19,479 was paid off with the proceeds from the sale.
5. Leases
Leasing as a lessor
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to ten years as of September 30, 2019 and terms that range from less than one year to twenty years as of December 31, 2018.
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
September 30, 2019

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
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. indicating that it will not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expires on January 23, 2020. For the nine months ended September 30, 2019, 25.1% of our revenue was derived from The GEO Group, Inc.’s net lease on our Hudson correctional facility asset. A non-renewal by The GEO Group Inc. was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the non-renewal to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the non-renewal, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Lease income related to fixed lease payments	$7,805	$9,323	$24,480	$26,401
Lease income related to variable lease payments	1,150	2,123	4,914	5,991
Other (1)	243	203	463	725
Lease income	$9,198	$11,649	$29,857	$33,117
(1) For the three and nine months ended September 30, 2019 and 2018, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of September 30, 2019, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

2019	$5,632
2020	12,896
2021	11,034
2022	8,647
2023	8,128
Thereafter	26,569
Total	$72,906
As of December 31, 2018, commercial operating leases provide for future minimum rental income assuming no expiring leases are renewed, as follows:

2019	$27,551
2020	17,323
2021	14,014
2022	11,423
2023	10,358
Thereafter	36,357
Total	$117,026
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At September 30, 2019, the balances were $300 and were recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at September 30, 2019 and a reconciliation of those cash flows to the operating lease liability at September 30, 2019.

2019	$5
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
483
Imputed interest	(183)
Lease liability	$300
The following table sets forth our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2018.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

2019	$21
2020	21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
Total	$499
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued real estate taxes	$5,229	$5,669
Accrued compensation	2,462	3,232
Accrued interest payable	401	119
Other accrued expenses	936	2,633
	$9,028	$11,653
7. Debt
Total debt outstanding as of September 30, 2019 and December 31, 2018, net of unamortized deferred financing costs and debt discounts, was $93,385 and $34,953, respectively, and had a weighted average interest rate of 4.13% and 4.74% per annum, respectively. Deferred financing costs, net, as of September 30, 2019 and December 31, 2018 were $1,433 and $490, respectively. Debt discounts, as of September 30, 2019 and December 31, 2018 were $360 and $0, respectively. As of September 30, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

For the year ended December 31,	As of September 30, 2019	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,217	5.24% (0)
2023	18,750	3.27% (1)
Thereafter	67,211	4.21% (0)
Total	$95,178	4.13% (0)
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of the Evolve at Allendale asset. The weighted average interest rate reflected is the strike rate.
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
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2019 and December 31, 2018, the Company is in compliance with such covenants in all material respects.
On January 8, 2019, the Company assumed a principal mortgage loan amount of $11,089, net of a debt discount of $360 in connection with the acquisition of The Detroit and Detroit Terraces. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
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
September 30, 2019

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
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed $30,000 under the Term Loan Facility as of September 30, 2019.
The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any London Interbank Offered Rate (“LIBOR”) breakage costs of the lenders.
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the nine months ended September 30, 2019. In addition, the Company will pay (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
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
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of Evolve at Allendale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the LIBOR plus the applicable spread. The effective interest rate as of September 30, 2019, is approximately 3.95%.
8. Fair Value Measurements

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and, to a limited extent, the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2019, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to the unrealized loss on our derivative financial instrument was $96 for the three and nine months ended September 30, 2019. The Company had no derivative instruments during the three and nine months ended September 20, 2018. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variance rate debt. The Company estimates that $23 will be reclassified as a decrease to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of September 30, 2019. The Company did not have any derivative instruments as of December 31, 2018.

	September 30, 2019
	Level 1	Level 2	Level 3	Total

Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in “Other liabilities”	$—	$96	$—	$96
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
During the nine months ended September 30, 2019 and 2018, the Company did not identify any impairment triggers that required the assets to be measured at fair value.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of September 30, 2019 and as of December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$93,385	$96,784	$34,953	$35,222
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 3.54% and 4.70% per annum as of September 30, 2019 and December 31, 2018, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.22% to 3.91% as of September 30, 2019. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2018, an income tax benefit of $0 and $155, respectively, was included on the condensed consolidated statement of operations.
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
The following table summarizes net property operations by segment for the three months ended September 30, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$8,955	$3,083	$2,740	$754	$2,360	$18
Other property income	243	—	111	—	132	—
Total income	9,198	3,083	2,851	754	2,492	18
Operating expenses	2,721	174	1,280	184	975	108
Net operating income (loss)	$6,477	$2,909	$1,571	$570	$1,517	$(90)
Non-allocated expenses (a)	(5,482)
Other income and expenses (b)	(477)
Net income attributable to non-controlling interests	(10)
Net income attributable to Highlands REIT, Inc. common stockholders	$508

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

The following table summarizes net property operations by segment for the three months ended September 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$11,446	$3,182	$6,182	$1,446	$636	$—
Other property income	203	—	13	92	98	—
Total income	11,649	3,182	6,195	1,538	734	—
Operating expenses	3,741	98	2,524	685	284	150
Net operating income (loss)	$7,908	$3,084	$3,671	$853	$450	$(150)
Non-allocated expenses (a)	(6,000)
Other income and expenses (b)	(596)
Gain on sale of investment properties (c)	12,276
Loss on extinguishment of debt (d)	(1,199)
Net income	$12,389

(a)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income and interest expense.

(c)	Gain on the sale of investment properties is related to one retail asset and one other asset.

(d)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt.
The following table summarizes net property operations by segment for the nine months ended September 30, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$29,394	$9,433	$12,557	$2,238	$5,166	$—
Other property income	463	—	135	—	328	—
Total income	29,857	9,433	12,692	2,238	5,494	—
Operating expenses	9,233	475	5,605	542	2,163	448
Net operating income (loss)	$20,624	$8,958	$7,087	$1,696	$3,331	$(448)
Non-allocated expenses (a)	(18,406)
Other income and expenses (b)	(1,475)
Gain on sale of investment properties (c)	8,841
Net income attributable to non-controlling interests	(10)
Net income attributable to Highlands REIT, Inc. common stockholders	$9,574

Balance Sheet Data
Real estate assets, net (d)	$271,289	$35,146	$66,950	$26,533	$133,708	$8,952
Non-segmented assets (e)	129,893
Total assets	$401,182
Capital expenditures	$765	$—	$315	$—	$450	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

(c)	Gain on the sale of investment properties is related to one retail asset and one land parcel.

(d)	Real estate assets include intangible assets, net of amortization.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
The following table summarizes net property operations by segment for the nine months ended September 30, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$32,392	$9,542	$18,255	$3,292	$1,303	$—
Other property income	725	—	32	432	261	—
Total income	33,117	9,542	18,287	3,724	1,564	—
Operating expenses	10,276	458	7,201	2,064	667	(114)
Net operating income	$22,841	$9,084	$11,086	$1,660	$897	$114
Non-allocated expenses (a)	(19,529)
Other income and expenses (b)	(1,565)
Gain on sale of investment properties (c)	12,301
Loss on extinguishment of debt (d)	(1,199)
Net income	$12,849
Balance Sheet Data
Real estate assets, net (e)	$268,991	$40,730	$116,462	$47,470	$54,651	$9,678
Non-segmented assets (f)	53,793
Total assets	$322,784
Capital expenditures	$3,977	$—	$1,835	$2,076	$9	$57

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense and income tax benefit.

(c)	Gain on the sale of investment properties is related to one retail asset, a parcel of one retail asset and one other asset.

(d)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

11. Earnings Per Share
Basic earnings per common share is calculated by dividing net income attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued.
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income attributable to Highlands REIT, Inc. common stockholders	$508	$12,389	$9,574	$12,849

Denominator:
Weighted average number of common shares outstanding - basic and diluted	876,007,008	871,537,188	875,057,625	871,027,452

Basic and diluted earnings per share:
Net income per common share	$0.00	$0.01	$0.01	$0.01
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
For the nine months ended September 30, 2019, the Company granted 6,100,002 shares of common stock with an aggregate value of $2,135 based on an estimated net asset value per share of $0.35. Additionally, for accounting purposes, the Company granted shares with an aggregate value of $125 that will vest in August, 2020, subject to the applicable executive's continued employment with the Company through the vest date. During the nine months ended September 30, 2018, the Company granted 5,772,728 of fully vested shares of common stock with an aggregate value of $1,905 based on an estimated net asset value per share of $0.33.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of September 30, 2019, 17,465,437 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of September 30, 2019 is as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2019

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	$2,121,212	$0.33
Granted	6,100,002	0.35
Vested	(7,742,859)	0.35
Other (1)	(121,212)	—
Balance at September 30, 2019	$357,143	$0.35
(1) Represents the change in the number of shares granted in 2018 based on an estimated net asset value per share of $0.33 and the actual shares vested in 2019 based on an estimated net asset value per share of $0.35.
For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $43 and $196, respectively, related to the Incentive Award Plan and was recorded in the condensed consolidated financial statements. For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $2,220 and $2,249. At September 30, 2019, there was approximately $70 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through August 1, 2020. For the nine months ended September 30, 2019 and 2018, the Company paid $1,177 and $876, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 116,334 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the three months ended September 30, 2018. The shares were repurchased for $0.33 per share, which was based on the Company's announced estimated share value as of December 31, 2017.
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
14. Subsequent Events
On October 24, 2019, the Company, through The Muse Owner, LLC, a wholly-owned subsidiary of the Company, completed the purchase of certain real property and improvements located at 2270 South University Boulevard, Denver, Colorado for a gross purchase price of $48.7 million, exclusive of closing costs. The seller is not affiliated with the Company.

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
As of September 30, 2019, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, ten multi-family assets, one correctional facility, one parcel of unimproved land and one bank branch. References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned and consolidated subsidiaries.We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land assets are presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended September 30, 2019, and 2018.
Basis of Presentation
The accompanying condensed consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the “Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
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
Acquisition and Disposition Activity
During the nine months ended September 30, 2019, we continued to invest in multi-family assets by acquiring the following properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,191
Evolve at Allendale (1) (2)	Allendale, MI	August 16, 2019	27,696
			$82,377
(1)    The Company accounted for these transactions as asset acquisitions and capitalized $377 of total acquisition costs to the basis of the properties.
(2)    The purchase price of this acquisition was funded by the Corvue Venture with equity contributions from its members and with debt obtained by the Corvue Venture, as further discussed in Note 7.  The portion of the aggregate equity contributions funded to the Corvue Venture that is not attributable to the Company is presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements.

During the nine months ended September 30, 2019, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following properties:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018

Key performance indicators are as follows:

	As of September 30,
	2019	2018
Economic occupancy (a)	91.1%	91.5%
Rent per square foot (b)	$17.49	$16.36

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

Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Net income	$518	$12,389	$(11,871)	(95.8)%	$9,584	$12,849	$(3,265)	25.4%
Net income decreased by $11.9 million, to $0.5 million for the three months ended September 30, 2019, from $12.4 million for the three months ended September 30, 2018, primarily as a result of the gain on the sale of investment properties in the amount of $12.3 million during the three months ended September 30, 2018 and a reduction in income from operations as a result of dispositions during 2018, partially offset by loss on extinguishment of debt recognized during during the same period in 2018.
Net income decreased by $3.3 million, to $9.6 million for the nine months ended September 30, 2019, from $12.8 million for the nine months ended September 30, 2018, primarily as a result of a reduction in income from operations as a result of dispositions during 2018.
Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Income:
Rental income	$8,955	$11,446	$(2,491)	(21.8)%	$29,394	$32,392	$(2,998)	(9.3)%
Other property income	243	203	40	19.7%	463	725	(262)	(36.1)%
Total revenues	$9,198	$11,649	$(2,451)	(21.0)%	$29,857	$33,117	$(3,260)	(9.8)%

Expenses:
Property operating expenses	$1,565	$2,353	$(788)	(33.5)%	$5,454	$6,648	$(1,194)	(18.0)%
Real estate taxes	1,156	1,388	(232)	(16.7)%	3,779	3,628	151	4.2%
Depreciation and amortization	3,109	3,406	(297)	(8.7)%	8,568	9,753	(1,185)	(12.2)%
General and administrative expenses	2,373	2,594	(221)	(8.5)%	9,838	9,776	62	0.6%
Total expenses	$8,203	$9,741	$(1,538)	(15.8)%	$27,639	$29,805	$(2,166)	(7.3)%
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
Total revenues decreased by $2.5 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily as a result of the disposition of the Lincoln Center retail asset during the second quarter of 2019, the Triangle retail asset during the third quarter of 2018 and the Bridgeside multi-tenant office asset during the fourth quarter of 2018. These reductions were partially offset by an increase in rental revenue related to multi-family assets acquired during 2018 and 2019 and an increase in occupancy at one of the office assets.
Total revenues decreased by $3.3 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily as a result of the factors discussed above.
Property operating expenses decreased in the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily as a result of the disposition of the Triangle retail asset during the third quarter of 2018, the Bridgeside multi-tenant office asset during the fourth quarter of 2018 and the disposition of the Lincoln Center asset during the second quarter of 2019. These reductions were partially offset by an increase in property operating expenses related to multi-family assets acquired during 2018 and 2019 and an increase in occupancy at one of the office assets.
Real Estate Taxes
Real estate taxes decreased by $0.2 million during the three months ended September 30, 2019 compared to the same period in 2018, primarily as a result of the asset dispositions discussed above. Real estate taxes increased by $0.2 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily as a result of a favorable adjustment recognized in 2018 for 2017 taxes related to one of our previously disposed net lease assets.
Depreciation and Amortization
Depreciation and amortization decreased by $0.3 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily as a result of the asset impairment on the correctional facility recognized during 2018 and the asset dispositions discussed above. These reductions were partially offset by increases related to the multi-family asset acquisitions.
General Administrative Expenses
General and administrative expense decreased by $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily as a result of lower expenses related to professional services. General and administrative expenses were generally consistent in the nine months ended September 30, 2019 compared to the same period in 2018.

Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Non-operating income and expenses:
Interest income	$581	$81	$500	N/A	$1,348	$371	$977	N/A
Gain on sale of investment properties, net	—	12,276	(12,276)	(100.0)%	8,841	12,301	(3,460)	(28.1)%
Loss on extinguishment of debt	—	(1,199)	(1,199)	(100.0)%	—	(1,199)	(1,199)	(100.0)%
Other income	—	23	(23)	(100.0)%	—	23	(23)	(100.0)%
Interest expense	(1,058)	(700)	358	51.1%	(2,823)	(2,114)	709	33.5%
Income tax benefit	—	—	—	—	—	155	(155)	(100.0)%
Interest Income
Interest income increased by $0.5 million and $1.0 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 as a result of an increase in cash balances during the first nine months of 2019 compared to 2018.
Gain on Sale of Investment Properties and Loss on Extinguishment of Debt
During the nine months ended September 30, 2019, the gain on sale of investment properties was attributed to Highlands' sale of the Lincoln Center retail asset in the second quarter and the RDU land parcel in the first quarter.
During the three and nine months ended September 30, 2018, the gain on sale of investment properties and loss on extinguishment of debt was attributed to Highlands' sale of our Triangle retail asset and one of our other assets. Loss on extinguishment of debt was for prepayment penalties associated with the mortgage loan related to the Triangle retail asset paid off with proceeds from the asset sale.
Interest Expense
The increase in interest expense during the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to borrowings under the Term Loan Facility in the amount of $30.0 million in connection with entering into the credit facility. Additional factors contributing to the increase, is the Company's assumption of a mortgage loan of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019 and the mortgage loan in the amount of $18.8 million obtained in connection with the acquisition of Evolve at Allendale on August 16, 2019.
Income Taxes
The Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018, an income tax benefit of $0.2 million was related to a change in estimates of a U.S. federal excise tax accrual based on changes in the estimated taxable income for the year ended December 31, 2017. No such expense or benefits were recognized during three months ended September 30, 2018. During the three and nine months ended September 30, 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations and comprehensive income.
Leasing Activity

Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of September 30, 2019:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2019	4	23,416	$424	1.6%	1.8%	$18.12
2020	11	355,750	10,844	24.8%	45.2%	30.48
2021	5	116,633	1,714	8.1%	7.1%	14.70
2022	5	156,825	2,217	10.9%	9.2%	14.14
2023	4	11,155	181	0.8%	0.8%	16.22
2024	4	40,948	692	2.9%	2.9%	16.89
2025	6	42,047	544	2.9%	2.3%	12.94
2026	4	20,191	428	1.4%	1.8%	21.22
2027	5	595,816	5,686	41.5%	23.7%	9.54
2028	4	36,159	790	2.5%	3.3%	21.86
MTM	2	11,125	167	0.8%	0.7%	15.04
Thereafter	2	24,300	327	1.7%	1.4%	13.47
Grand Total	56	1,434,365	$24,016	100.0%	100.0%	$16.74
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2019.

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	7	44,431	$16.46	8.06
Renewals	5	65,017	$13.76	3.61
Total	12	109,448	$14.86	5.42
During the nine months ended September 30, 2019, twelve new leases and renewals commenced (not including multi-family leases) with gross leasable area totaling 109,448 square feet. The weighted average lease term for new and renewal leases was 8.06 and 3.61 years, respectively.
Liquidity and Capital Resources
As of September 30, 2019, we had $116.3 million of cash and cash equivalents, and $4.4 million of restricted cash and escrows.
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
Our assets have lease maturities within the next two years that are likely to reduce our cash flows from operations. In particular, 25.1% of our revenue for the nine months ended September 30, 2019 is derived from a net lease with The GEO Group, Inc. of our Hudson correctional facility asset, which lease expires in January of 2020. Pursuant to the notice of non-renewal we received from The GEO Group, Inc., dated August 2, 2019, The GEO Group, Inc. will not renew its lease of our Hudson correctional facility asset.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of September 30, 2019 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2019	Weighted average interest rate
2019	$—	—%
2020	—	—%
2021	—	—%
2022	9,217	5.24% (0)
2023	18,750	3.27% (1)
Thereafter	67,211	4.21% (0)
Total	$95,178	4.13% (0)
(1) See Note 8 in the accompanying condensed consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of Evolve at Allendale asset. The weighted average interest rate reflected is the strike rate.
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.
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
The Company obtained a principal mortgage loan amount of $18.8 million in connection with the acquisition of Evolve at Allendale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2019, is approximately 3.95%.
Total debt outstanding as of September 30, 2019 and December 31, 2018 was $95.2 million and $35.4 million, respectively, and had a weighted average interest rate of 4.13% and 4.74%, respectively, per annum.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2019 and 2018

	(in thousands)
	Nine Months Ended September 30,
	2019	2018
Net cash flows provided by operating activities	$9,863	$10,855
Net cash flows used in investing activities	(18,970)	(525)
Net cash flows provided by (used in) financing activities	46,120	(22,324)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,013	(11,994)
Cash, cash equivalents and restricted cash, at beginning of period	83,741	56,007
Cash, cash equivalents and restricted cash, at end of period	$120,754	$44,013
Cash provided by operating activities was $9.9 million for the nine months ended September 30, 2019 and $10.9 million for the nine months ended September 30, 2018. Cash provided by operating activities decreased $1.0 million compared to the same period in 2018, primarily as a result of the disposition of assets during 2018 and 2019.
Cash used in investing activities was $19.0 million for the nine months ended September 30, 2019 compared to $0.5 million for the nine months ended September 30, 2018. Cash used in investing activities increased $18.4 million compared to the same period in 2018 as a result of the acquisition of multi-family assets partially offset by proceeds received from the disposition of one of our retail assets during the nine months ended September 30, 2019.
Cash provided by financing activities was $46.1 million for the nine months ended September 30, 2019 compared to cash used in financing activities of $22.3 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility and borrowings related to the acquisition of multi-family assets in the amount of $18.7 million. See also Note 7 to the condensed consolidated financial statements for a summary of the Credit Agreement. Cash used in financing activities for the nine months ended September 30, 2018 was primarily related to the payoff of mortgage debt in the amount of $19.5 million and prepayment penalties in the amount of $1.1 million related to the sale of one of our retail assets.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of nine months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The condensed account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the nine months ended September 30, 2019 and 2018, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.
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

	As of
	September 30, 2019	December 31, 2018
Balance Sheet Data:
Total assets	$401,182	$335,980
Debt, net	$93,385	$34,953

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Data:
Total revenues	$9,198	$11,649	$29,857	$33,117
Net income	$518	$12,389	$9,584	$12,849
Net income per common share, basic and diluted	$0.00	$0.01	$0.01	$0.01
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$120,754	$44,013	$120,754	$44,013
Long-term obligations (a)	$95,478	$35,088	$95,478	$35,088
Supplemental Measures (unaudited):
Funds from operations (b)	$3,581	$3,519	$9,265	$10,301
Adjusted funds from operations (b)	$3,581	$4,718	$9,265	$11,500
Cash Flows Data:
Net cash flows provided by operating activities	$4,824	$5,167	$9,863	$10,855
Net cash flows (used in) provided by investing activities	$(27,961)	$11,827	$(18,970)	$(525)
Net cash flows (used in) provided by financing activities	$18,568	$(20,908)	$46,120	$(22,324)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Highlands REIT, Inc. common stockholders	$508	$12,389	$9,574	$12,849
Depreciation and amortization (a)	3,073	3,406	8,532	9,753
Gain on sale of investment properties, net	—	(12,276)	(8,841)	(12,301)
Funds from operations	3,581	3,519	9,265	10,301
Loss on extinguishment of debt	—	1,199	—	1,199
Adjusted funds from operations	$3,581	$4,718	$9,265	$11,500
(a) The depreciation and amortization add-back excludes the portion of expense attributable to the non-controlling interest.
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive income and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2019, our debt included an outstanding variable-rate term loan of $30.0 million and a variable rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of September 30, 2019, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.3 million.
With regard to our variable-rate financing, we assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations.
We may use financial instruments to hedge exposures to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument resulting from a change in interest rates.
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured Revolving Credit Facility due 2022, unsecured Term Loan Facility due 2024 and interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.
Our credit facilities and interest rate swaps are indexed to USD-LIBOR. However, as our Credit Facility and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our condensed consolidated financial statements.
As of September 30, 2019, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.01 million as of September 30, 2019 and is included in other liabilities in the accompanying consolidated condensed balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
3.1
Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)

3.2
Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)

10.1
Offer Letter, dated June 6, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)

10.2
Change in Control and Severance Agreement, dated as of July 8, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)

10.3*	Purchase and Sale Agreement, dated as of September 26, 2019, by and between Hill University Partners Owner, LLC and The Muse Owner, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Date
/s/ Richard Vance	November 12, 2019
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Melkus	November 12, 2019
Name: Paul Melkus
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)