Form 10-K
period 2019-12-31
Highlands REIT, Inc.
filed 2020-03-20
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second quarter) was approximately $306.6 million, based on the estimated per share value of $0.35 as established by the registrant on December 31, 2018.

As of March 19, 2020 there were 879,553,830 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders expected to be held on June 4, 2020.

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
Item 1. Business
Overview
References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands’ wholly-owned and consolidated subsidiaries.
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
As of December 31, 2019, our portfolio consisted of one office asset, two industrial assets, four retail assets, eleven multi-family assets, one correctional facility, one parcel of unimproved land and one bank branch, which are all located in the United States, with limited geographic concentration. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in other assets (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets.
2019 Highlights
•On January 8, 2019, we completed the acquisition of The Detroit and Detroit Terraces, two adjacent apartment buildings with 80 units, located in Denver, Colorado, for a purchase price of $19.1 million.
•On February 15, 2019, we entered into a credit agreement (as amended and supplemented, the “Credit Agreement”) with Huntington National Bank (“HNB”) and certain other lenders that provides for a revolving credit facility of up to $50.0 million and a term loan facility of up to $50.0 million with an accordion feature for an additional $100.0 million in potential financing.
•On April 5, 2019, we acquired The View, a 34-unit multi-family asset located in San Diego, California, for a purchase price of $16.4 million.
•On May 30, 2019, we sold a parcel of undeveloped land in Morrisville, North Carolina for a gross sale price of $0.6 million.
•On June 11, 2019, we acquired Tennyson44, a 47-unit multi-family asset located in San Diego, California for a purchase price of $19.2 million.
•On June 21, 2019, we sold our retail asset located in Lincoln, Rhode Island, commonly known as the “Lincoln Center”, for a sale price of $55.8 million.
•Effective July 8, 2019, the Company hired Kimberly A. Karas to serve as the Company’s Senior Vice President and Controller, and in such capacity to serve as our principal accounting officer.

•On August 16, 2019, we acquired The Locale (formerly Evolve at Allendale) through a joint venture, a 224-unit student housing asset located in Allendale, Michigan, for a purchase price of $27.7 million.
•On October 24, 2019, we acquired The Muse, a 120-unit student housing asset located in Denver, Colorado, for a purchase price of $48.8 million.
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
Financing Strategy
On February 15, 2019, we entered into the Credit Agreement which provides for a secured revolving credit facility of up to $50.0 million and a secured term loan facility of up to $50.0 million with an accordion feature for an additional $100.0 million in potential financing. In addition, certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, including our credit facility, please refer to “Management's Discussion and Analysis - Borrowings.”
As of December 31, 2019 and December 31, 2018, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.

Tenants
As of December 31, 2019, approximately 26.7% of our revenues were derived from a net lease with The GEO Group, Inc. (“GEO”) on our Hudson correctional facility asset. The lease with GEO on this property expired in January of 2020 and GEO has vacated the facility. This vacancy will have a negative impact to our financial condition, cash flows and results of operations.
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
Competition
We are subject to significant competition in seeking tenants for the leasing of our assets, buyers for the sale of assets and sellers for the acquisition of assets. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. We also face competition from other real estate investment programs for buyers, sellers and tenants that may be suitable for us. We perceive there to be a lower level of competition for certain assets in our portfolio based on, among other things, the characteristics of such assets, the number of willing buyers and the volume of transactions in their respective markets, which may make it challenging for us to sell these assets or attract tenants. Many of our retail tenants face intense competition from online retailers, which impacts demand for our brick-and-mortar retail real estate. A shift to e-commerce sales may adversely impact our retail tenants' sales thus causing those retailers to reduce the number of their retail locations in the future.
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

Employees
At December 31, 2019, we had ten full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us.
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
We expect that, substantially all of our multi-family community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
Increased competition and increased affordability of residential housing could limit our ability to retain tenants, lease multi-family properties or increase or maintain rents.
The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family communities, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family housing at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. If so, this will increase the number of multi-family housing available and may decrease occupancy and multi-family rental rates. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family housing available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family housing available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family housing and increase or maintain rental rates.
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
We may be unable to renew our commercial leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies.
We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our assets are special use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or other improvements or provide additional services to our tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

We may be unable to lease our correctional facility on acceptable terms or at all.

In 2019, approximately 26.7% of our current revenue derived from a lease with The GEO Group, Inc. on our Hudson correctional facility.  The lease on this property expired in January of 2020 and The GEO Group, Inc. has vacated the facility.  We cannot assure you that we will be able to lease the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific purpose assets that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Further, if we are unable to lease our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition this asset or to finance the asset or sell this asset. If we are unable to lease our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
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
Our legacy portfolio includes assets that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them difficult to lease, finance or sell.
Our legacy portfolio includes assets that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them relatively illiquid compared to other types of real estate assets. With these assets, if the current lease is terminated or not renewed, we may be required to make significant capital expenditures to reposition the asset or make rent concessions in order to lease the asset to another tenant, finance the asset or sell the asset.
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
Our business may be affected by market and economic challenges experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets. These conditions may materially affect our tenants, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

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

An outbreak of disease or similar public health threat, such as the coronavirus, could adversely affect our and our tenants’ financial condition and operations.
A local, regional, national or international outbreak of a contagious disease, including the COVID-19 coronavirus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu or any other similar illness, could decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected.
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
We are under no obligation to complete our strategy within a specified time period, and market and economic conditions and other factors beyond our control could delay the execution of our strategy. Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this strategy will take multiple years to develop and execute. We may not be able to control the timing of the sale of our assets, and there can be no assurance that we will be able to sell our assets so as to return any portion of our stockholders’ invested capital, particularly our “non-core” assets, or fully satisfy our debt obligations. Our ability to sell our assets may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of assets characterized as dealer property, which may cause us to forego or defer sales of assets that otherwise would be in our best interests.
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

•	changing market demographics;

•	an inability to finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	pandemics, natural disasters, such as earthquakes, floods or other insured or uninsured losses;

•	war, political conditions or civil unrest, terrorist activities or threats heightened travel security measures instituted in response to these events; and

•	changes in interest rates and availability, cost and terms of financing.
Our assets may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During 2018, we determined that impairment with respect to two of our properties had occurred, resulting in reductions in net carrying value of those assets by an aggregate of $4.7 million. During 2019, no impaired assets were identified. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
Public resistance to privatization of correctional facilities could negatively impact our future tenants, if any, which could have an adverse impact on our business, financial condition or results of operations.
The management and operation of correctional facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies, and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of such facilities has encountered resistance from groups, and activists, that believe that correctional facilities should only be operated by governmental agencies. In addition, negative publicity about poor conditions, an escape, riot or other disturbance at a privately-managed facility may result in adverse publicity to the private corrections industry. Any of these occurrences or continued trends may make it more difficult for future tenants, if any, of our correctional facility asset to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional facilities could have a material adverse effect on our future tenants, if any, who operate in this industry, which could adversely impact the value of our correctional facility asset, our ability to re-lease such asset and our results of operations.
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
The costs of compliance with laws and regulations relating to our properties may adversely affect our income and the cash available for any distributions.
Various laws, ordinances, and regulations affect our properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.
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
Under the ADA and the Accessibility Guidelines promulgated thereunder; all public accommodations must meet various U.S. federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.
Our assets are also subject to various U.S. federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA requirements or other safety regulations and requirements, it could materially and adversely affect our revenues and profitability.
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
Certain of our debt is secured by certain of our assets, and, if our subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose.
Although the mortgages on our properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of these properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. The Company may provide customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans.
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

In addition, in connection with certain of our debt agreements we have entered, and in the future may enter, into lockbox and cash management agreements pursuant to which all or substantially all of the income generated by our assets will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash may not be distributed to us or will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders necessary to allow us to continue to qualify as a REIT.
If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
Certain of our debt (including the Credit Agreement) is secured by certain of our assets, and, if we are unable to repay or refinance such debt as it becomes due, we may need to sell the underlying assets sooner than anticipated or the lender may foreclose.
Although the Credit Agreement and the mortgages on our properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of our properties, we may be unable to make required debt payments and may default under the applicable debt agreement. This may force us to dispose of assets on disadvantageous terms, or cause the lender to exercise its remedies under the applicable debt agreement, which may include foreclosure of the underlying assets, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in a foreclosure proceeding has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years.
We may default under non-recourse mortgage loans.
All of our assets are held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our properties fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.
Any default by us under a non-recourse mortgage loan would give the lender the right to accelerate the payment on the loan and the right to foreclose on the asset underlying such loan. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
We are subject to obligations under certain “non-recourse carve-out” indemnity agreements and guarantees that may be deemed to be triggered in the future.
As of December 31, 2019, certain of our assets are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	Our filing of a voluntary petition for bankruptcy or commencing similar insolvency proceedings;

•	Subject to certain conditions, our failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated asset; and

•	Subject to certain conditions, our failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated asset.
 In addition, other items that are customarily recourse to a non-recourse carve-out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.
In the event that any of these triggering events occur and such loans become partially or fully recourse against us, our business, financial condition, results of operations, and the value of our common stock would be materially adversely affected, and we may be forced to sell other assets and/or our insolvency could result. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans and may seek to recover from us and/or our subsidiaries the full extent of their losses with respect to such loans. Any allegations may create a distraction for our management, result in significant liability, or subject us to litigation that could be costly or otherwise materially adversely affect us.
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
If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase. Any increases in our operating costs due to increases interest costs would reduce our cash flow, which could reduce the amount we are able to distribute to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our assets earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular assets being sold.
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
The prohibited transactions tax may limit our ability to dispose of our assets, and we could incur a material tax liability if the Internal Revenue Service successfully asserts that the 100% prohibited transaction tax applies to some of or all our dispositions.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to liquidate our portfolio, we intend to make dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some or all of our future dispositions may not qualify for that safe harbor. We intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to U.S. federal, state and local income taxation. Moreover, no assurance can be provided that the Internal Revenue Service (“IRS”) will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the Internal Revenue Service ( “IRS”) successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
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
On January 13, 2020, we announced an estimated value of our common stock equal to $0.36 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2019. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
All of our assets are held through subsidiaries. We depend on cash distributions from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our stockholders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, the Company owned 20 revenue-producing assets and one parcel of unimproved land.

General
The following is a list of the assets in the Highlands portfolio as of December 31, 2019.

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (a)		Annualized Base Rent (b) (in thousands)	Annualized Base Rent per Leased Square Foot (c)	Significant Tenants (e)
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	97.79%		$664	$16.98	n/a
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	100.00%		801	20.41	n/a
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	97.46%		647	25.97	n/a
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	96.81%		422	26.21	n/a
1620 Central Street	Evanston, IL	Multi-Family	Multi-Family	51,808	98.57%		1,471	28.80	n/a
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	98.75%		1,235	30.06	n/a
The View	San Diego, CA	Multi-Family	Multi-Family	39,995	93.32%		1,103	29.55	n/a
Tennyson44	Denver, CO	Multi-Family	Multi-Family	34,680	94.77%		931	28.32	n/a
The Locale (formerly Evolve at Allendale)	Allendale, MI	Multi-Family	Multi-Family	239,379	98.16%		3,839	16.34	n/a
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	90.32%		2,654	28.35	n/a
Versacold USA - St. Paul	St. Paul, MN	Net Lease	Industrial	219,664	100.00%		1,225	5.58	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Net Lease	Industrial	269,985	100.00%		903	3.35	Versacold USA, Inc.
Trimble	San Jose, CA	Multi-Tenant Office	Multi-Tenant Office	176,905	—%		—	—	n/a
Hudson Correctional Facility	Hudson, CO	Net Lease	Correctional Facility	301,029	100.00%	(f)	10,166	33.77	The GEO Group, Inc.
Citizens - Providence	Providence, RI	Net Lease	Bank Branch	51,136	—%		—	—	n/a
Palazzo Land	Orlando, FL	Other	Unimproved Land	n/a	n/a		n/a	n/a	n/a
Shops at Sherman Plaza (d)	Evanston, IL	Retail	Retail	151,752	89.73%		3,122	22.93	Fitness International; Barnes & Noble; Target
Market at Hilliard	Hilliard, OH	Retail	Retail	115,221	94.51%		1,670	15.34	Aldi; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Retail	Retail	193,657	100.00%		1,833	9.47	Burlington Coat Factory; Dick's Sporting Goods; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Retail	Retail	86,835	93.90%		1,041	12.76	Marmaxx Operating; Dollar Tree
Total				2,198,674	87.38%		$33,727	$17.56

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

(c)	Annualized base rent per leased square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period.

(d)	A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042, and the monthly payment as of December 31, 2019 is $1,749.

(e)	Several of our assets have one or more tenants responsible for more than 10% of the asset's gross leasable area.

(f)	The lease on this property expired in January of 2020 and the tenant has vacated the facility.

The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2019	2,198,674	87.4%	$17.56
December 31, 2018	2,197,614	91.5%	$15.77
December 31, 2017	2,663,508	83.7%	$15.48
Hudson Correctional Facility and Sherman Plaza accounted for 10% or more of our total revenues for the year ended December 31, 2019.
The Muse accounted for 10% or more of our total assets as of December 31, 2019.
Hudson Correctional Facility
As of December 31, 2019, 2018 and 2017, the total GLA for Hudson Correctional Facility was 301,029 square feet, the economic occupancy was 100% and the average annual base rent per leased square foot was $33.77.
As of December 31, 2019, Hudson Correctional Facility has one tenant, The Geo Group, Inc., a correctional facility operator, whose economic occupancy was 100% of the total gross leasable square feet. Its annualized base rent was $10.2 million. The GEO Group, Inc. vacated the building upon their lease expiration in January 2020.
Sherman Plaza
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Sherman Plaza as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2019	151,752	89.7%	$22.93
December 31, 2018	151,752	95.0%	$22.85
December 31, 2017	152,786	94.0%	$20.03
Significant tenants based on annualized base rent as of December 31, 2019 include Fitness International, Target and Barnes and Noble Booksellers.
The Muse
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent as of December 31, 2019. The Muse, a newly developed property, was acquired by the Company on October 24, 2019.

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2019	103,628	90.3%	$28.35
Lease Expirations
The following table sets forth lease expirations for all of our assets as of December 31, 2019, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2020	10	349,150	$10,727	26.3%	52.1%	$30.72
2021	5	116,633	1,714	8.8%	8.3%	14.70
2022	5	156,825	2,217	11.8%	10.8%	14.14
2023	4	11,155	181	0.8%	0.9%	16.22
2024	5	48,148	785	3.6%	3.8%	16.31
2025	8	48,647	671	3.7%	3.3%	13.80
2026	4	20,191	428	1.5%	2.1%	21.22
2027	4	499,036	2,449	37.7%	11.9%	4.91
2028	4	36,159	790	2.7%	3.8%	21.86
2029	3	30,842	444	2.3%	2.2%	14.38
Month to Month	2	11,125	167	0.8%	0.8%	15.04
Thereafter	—	—	—	—%	—%	—
	54	1,327,911	$20,573	100.0%	100.0%	$15.49
Mortgage Financing
The table below sets forth all material mortgages or other liens or encumbrances against any of our assets as of December 31, 2019. As of such date, none of this mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Market at Hilliard	$15,511	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
State Street Market	$9,166	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
Buckhorn Plaza	$10,142	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
The Detroit and Detroit Terraces	$11,449	Interest-Only	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
The Locale (formerly Evolve at Allendale)	$18,658	Variable Interest	3.28%	If prior to 9/1/2023 must be in full, with penalty	9/1/2023
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

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On January 13, 2020, we announced an estimated value of our common stock as of December 31, 2019 equal to $0.36 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2019. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of January 6, 2020, reflects values as of December 31, 2019. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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
Generally, Real Globe estimated the value of our real estate, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2029 and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of land assets, a sales comparison approach was utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2019. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.37 - $0.44 per share on a fully diluted basis. The mid-point in the final range was $0.40 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.

On January 8, 2020, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 31, 2019 equal to $0.36 per share on a fully diluted basis. At a full meeting of our Board held on January 8, 2020, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of December 31, 2019 equal to $0.36 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company's common stock that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.37	$0.40	$0.44
Terminal Capitalization Rate	6.77%	6.27%	5.77%
Discount Rate	7.73%	7.23%	6.73%
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

Final Range of Value
Share Price
Low	$0.34
Midpoint	$0.37
High	$0.41
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

The estimated value per share was approved by our Board on January 8, 2020 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of January 7, 2020, we had 166,422 stockholders of record.
Distributions
For the twelve months ended December 31, 2019 and 2018, no cash distributions were paid by us.
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
Recent Sales of Unregistered Securities
None.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Item 1A. Risk Factors,” “Part I-Item 1. Business,” “Part I-Item 2. Properties” and the historical consolidated financial statements, and related notes included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements.” The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K.
Overview
Highlands is a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” assets previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” assets in Highlands.
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
As of December 31, 2019, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, eleven multi-family assets, one correctional facility, one parcel of unimproved land and one bank branch. References to “Highlands,” “the Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned and consolidated subsidiaries.
We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2019 and 2018.
Basis of Presentation
The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the “Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
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
Acquisition and Disposition Activity
During the year ended December 31, 2019, we continued to invest in multi-family assets with the following acquisitions of properties:

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
Tennyson44	Denver, Colorado	June 11, 2019	19,191
The Locale (formerly Evolve at Allendale) (1)	Allendale, MI	August 16, 2019	27,696
The Muse	Denver, Colorado	October 24, 2019	48,803
			$131,180
(1) The purchase price of this acquisition was funded by the Corvue Venture with equity contributions from its members and with debt obtained by the Corvue Venture, as further discussed in Note 8. The portion of the aggregate equity contributions funded to the Corvue Venture that is not attributable to the Company is presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.
During the year ended December 31, 2019, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling:

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
Results of Operations
Comparison of the years ended December 31, 2019 and 2018

Key performance indicators are as follows:

	As of December 31,
	2019	2018
Economic occupancy (a)	87.4%	91.5%
Rent per square foot (b)	$17.56	$15.77

(a)
Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.

(b)
Rent per square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.

The decrease in occupancy in 2019 is due to a decrease in occupancy at one of our office assets. The increase in rent per square foot is due to the acquisition of multi-family assets.
Consolidated Results of Operations

	(in thousands)
	For the Year ended December 31,
	2019	2018	Increase/(Decrease)
Net income	$4,814	$24,928	$(20,114)	(80.7)%
Net income decreased by $20.1 million to $4.8 million for the year ended December 31, 2019 from $24.9 million for the year ended December 31, 2018. The reduction can be primarily attributed to the gains recorded on the dispositions of one retail asset, one office asset and one detention facility during 2018, partially offset by gains recognized in 2019 for the sale of one retail asset and one parcel of land.
Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2019	2018	Increase/(Decrease)
Property income:
Rental income	$36,626	$42,761	$(6,135)	(14.3)%
Other property income	727	748	(21)	(2.8)%
	37,353	43,509	(6,156)	(14.1)%

Operating expenses:
Property operating expenses	7,489	8,892	(1,403)	(15.8)%
Real estate taxes	5,691	5,028	663	13.2%
Depreciation and amortization	13,014	12,178	836	6.9%
General and administrative expenses	12,907	12,603	304	2.4%
Provision for asset impairment	—	4,667	(4,667)	(100.0)%
Gain on sale of investment properties	8,841	27,863	(19,022)	(68.3)%
Property Income and Operating Expenses
Rental income consists of monthly rent, straight-line rent adjustments, tenant recovery income and amortization of acquired above and below market leases pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (in each case, some of which are recoverable from the tenant).
Total revenues decreased by $6.2 million in the year ended December 31, 2019 compared to the same period in 2018 as a result of the disposition of one office asset, one retail asset and one other asset during 2018 and one retail asset during 2019. Additionally, straight-line rental income related to a lease at one of our office assets was written off in December 2019. Partially offsetting these reductions were increases in rental income related to three multi-family asset acquisitions during 2018 and six multi-family asset acquisitions during 2019.
Property operating expenses decreased by $1.4 million in the year ended December 31, 2019 compared to the same period in 2018 as a result of the retail and office asset dispositions partially offset by the multi-family asset acquisitions discussed above.
Real Estate Taxes
Real estate taxes increased $0.7 million for the year ended December 31, 2019 compared to the same period in 2018 as a result of an adjustment of 2017 taxes for one of our previously disposed net lease assets, increases related to the multi-family asset acquisitions and an increase for one of the retail assets in 2019, partially offset by the disposition of assets during 2018 and 2019.
Depreciation and Amortization
Depreciation and amortization increased by $0.8 million for the year ended December 31, 2019 compared to the same period in 2018 primarily as a result of the asset acquisitions discussed above as well as a write-off of lease related assets at one of the office assets, partially offset by the dispositions discussed above.
General Administrative Expenses
General and administrative expenses increased by $0.3 million, or 2.4%, for the year ended December 31, 2019, consistent with the same period for the year ended December 31, 2018.
Provision for Asset Impairment
For the year ended December 31, 2018, we identified certain assets that may have a reduction in fair market value. We recorded an impairment of investment properties of $4.7 million on one net lease asset and one land parcel. No such impairments were recorded during the year ended December 31, 2019.
Gain on Sale of Investment Properties
During the year ended December 31, 2019, the gain on sale of investment properties was $8.8 million, which is primarily attributed to the sale of the Lincoln Center retail asset during 2019.
During the year ended December 31, 2018, the gain on sale of investment properties was $27.9 million, which is attributed to the sale of one retail asset, one multi-tenant office asset and one other asset during 2018.
Non-Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2019	2018	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$1,650	$497	$1,153	232.0%
Loss on extinguishment of debt	—	(1,199)	(1,199)	(100.0)%
Other income	—	30	(30)	(100.0)%
Interest expense	(3,929)	(2,559)	1,370	53.5%
Interest Income

Interest income increased by $1.2 million during the twelve months ended December 31, 2019 compared to the same periods in 2018 as a result of an increase in average cash balances during 2019 compared to 2018.
Loss on Extinguishment of Debt
During the year ended December 31, 2018, the loss on extinguishment of debt was $1.2 million, related to prepayment penalties on the payoff of mortgage debt for the Triangle retail asset sold in 2018. There were no debt extinguishments during the year ended December 31, 2019.
Interest Expense
Interest expense increased by $1.4 million to $3.9 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018 primarily attributable to borrowings under the Term Loan Facility in the amount of $30.0 million in connection with entering into the credit facility. Additional factors contributing to the increase, is the Company's assumption of a mortgage loan of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019 and the mortgage loan in the amount of $18.8 million obtained in connection with the acquisition of The Locale (formerly Evolve at Allendale) on August 16, 2019.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of December 31, 2019:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2020	10	349,150	$10,727	26.3%	52.1%	$30.72
2021	5	116,633	1,714	8.8%	8.3%	14.70
2022	5	156,825	2,217	11.8%	10.8%	14.14
2023	4	11,155	181	0.8%	0.9%	16.22
2024	5	48,148	785	3.6%	3.8%	16.31
2025	8	48,647	671	3.7%	3.3%	13.80
2026	4	20,191	428	1.5%	2.1%	21.22
2027	4	499,036	2,449	37.7%	11.9%	4.91
2028	4	36,159	790	2.7%	3.8%	21.86
2029	3	30,842	444	2.3%	2.2%	14.38
Month to Month	2	11,125	167	0.8%	0.8%	15.04
Thereafter	—	—	—	—%	—%	—
	54	1,327,911	$20,573	100.0%	100.0%	$15.49
The following table represents new and renewed leases that commenced (not including multi-family leases) in the year ended December 31, 2019.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	7	44,431	$16.46	7.44
Renewals	6	71,559	$14.08	4.19
Total	13	115,990	$14.99	5.44
During the year ended December 31, 2019, 13 new leases and renewals commenced with gross leasable area totaling 115,990 square feet. The weighted average lease term for new and renewal leases was 7.44 and 4.19 years, respectively.

As of December 31, 2018, 12 new leases and renewals commenced with gross leasable area totaling 164,551 square feet. The weighted average lease term for new and renewal leases was 9.91 and 4.31 years, respectively.
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
Rental income related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease related receivables where collection of substantially all operating lease payments is not probable during the year ended December 31, 2019.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2019 and 2018.
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
Liquidity and Capital Resources
As of December 31, 2019, we had $75.4 million of cash and cash equivalents, and $2.7 million of restricted escrows.
Our principal demands for funds have been or will be:

•	to pay the operating expenses of our assets;

•	to pay our general and administrative expenses;

•	to pay for acquisitions;

•	to pay for capital commitments;

•	to pay for short-term obligations;

•	to service or pay-down our debt; and

•	to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment assets;

•	proceeds from sales of assets; and

•	proceeds from debt.

Our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations. In particular, 26.7% of our revenue for the year ended December 31, 2019 was derived from a net lease with The GEO Group, Inc. on our Hudson correctional facility asset. This lease expired in January of 2020. The GEO Group, Inc. has vacated the facility.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of December 31, 2019 (dollar amounts are stated in thousands).

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2019	Weighted average interest rate
2020	$—	—%
2021	—	—%
2022	9,166	5.24%
2023	18,658	3.28%	(1)
2024	30,000	3.60%
Thereafter	37,102	4.38%
Total	$94,926	4.00%
(1) See Note 9 in the accompanying consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale (formerly Evolve at Allendale). The weighted average interest rate reflected is the strike rate.
As of December 31, 2019 and 2018, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if we are unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, we may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Total debt outstanding as of December 31, 2019 and 2018 was $94.9 million and $35.4 million, respectively, and had a weighted average interest rate of 4.00% and 4.74% per annum, respectively.

We assumed a mortgage loan in the principal amount of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
On February 15, 2019, we entered into a Credit Agreement with Huntington National Bank. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. The Company currently expects to use borrowings under the Credit Facility for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. As of December 31, 2019, we had borrowed $30.0 million under the Term Loan Facility and had no outstanding borrowings under the Revolving Credit Facility.

The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale (formerly Evolve at Allendale) on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of December 31, 2019, is approximately 3.46%.
Capital Expenditures and Reserve Funds
During the twelve months ended December 31, 2019, we made total capital expenditures of $1.0 million. Our total capital expenditures in 2018 was $4.3 million.
Summary of Cash Flows
Comparison of the years ended December 31, 2019 and December 31, 2018

	(in thousands)
	For the Year ended December 31,
	2019	2018
Cash provided by operating activities	$16,809	$15,765
Cash (used in) provided by investing activities	(68,351)	34,446
Cash provided by (used in) financing activities	45,856	(22,477)
Increase (decrease) in cash and cash equivalents	(5,686)	27,734
Cash, cash equivalents and restricted cash, at beginning of year	83,741	56,007
Cash, cash equivalents and restricted cash, at end of year	$78,055	$83,741
Cash provided by operating activities was $16.8 million and $15.8 million for the years ended December 31, 2019, and 2018, respectively, and was generated primarily from operating income from property operations. Cash provided by operating activities increased by $1.0 million when comparing the year ended December 31, 2019 to the same period in 2018 primarily as a result of proceeds from a letter of credit received pursuant to a lease amendment.
Cash used in investing activities was $68.4 million for the year ended December 31, 2019 compared to cash provided in the amount of $34.4 million for the year ended December 31, 2018. Cash used in investing activities increased $102.8 million when comparing the year ended December 31, 2019 to the same period in 2018. During the year ended December 31, 2019, cash was used to purchase investment properties for $119.7 million, payments for capital expenditures of $1.0 million and payments for leasing fees of $0.8 million. Partially offsetting cash used during the year ended December 31, 2019 was cash provided by proceeds from the sale of investment properties, net in the amount of $53.2 million. In the year ended December 31, 2018, net cash provided by proceeds from the sale of investment properties was $76.5 million offset by cash used to purchase properties for $36.0 million, payments for capital expenditures of $4.3 million and payments for leasing fees of $1.8 million.
Cash provided by financing activities was $45.9 million for the year ended December 31, 2019. Cash provided by financing activities for the twelve months ended December 31, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility and borrowings related to the acquisition of multi-family assets in the amount of $18.7 million. See also Note 8 to the consolidated financial statements for a summary of the Credit Agreement and mortgage debt. Cash used in financing activities for the year ended December 31, 2018 of $22.5 million was primarily due to payoff of mortgage debt of $19.5 million and principal payments of mortgage debt of $1.0 million.
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
The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Year Ended December 31,
	2019	2018
Net income attributable to Highlands REIT, Inc. common stockholders	$4,849	$24,928
Depreciation and amortization related to investment assets (a)	12,907	12,178
Impairment of investment properties	—	4,667
Gain on sale of investment properties, net	(8,841)	(27,863)
Funds From Operations	$8,915	$13,910
Loss on extinguishment of debt	—	1,199
Adjusted Funds From Operations	$8,915	$15,109
(a) The depreciation and amortization addback excludes the portion of expense attributable to the non-controlling interest.
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

	Year Ended December 31,
	2019	2018
Amortization of mark to market debt discounts and financing costs	$290	$80
Distributions
For the years ended December 31, 2019 and 2018, no cash distributions were paid by Highlands.

Inflation
A number of our leases contain provisions designed to partially mitigate any adverse impact of inflation. With respect to current economic conditions and governmental fiscal policy, inflation may become a greater risk. Our commercial leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. By sharing these costs with our tenants, we may reduce our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2019, our debt included an outstanding variable-rate term loan of $30.0 million and a variable rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of December 31, 2019, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.3 million.
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
As of December 31, 2019, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.02 million as of December 31, 2019 and is included in other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm	47
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2019 and 2018	48
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019 and 2018	49
Consolidated Statements of Equity for the years ended December 31, 2019 and 2018	50
Consolidated Statements of Cash Flow for the years ended December 31, 2019 and 2018	51
Notes to Consolidated Financial Statements	53
Real Estate and Accumulated Depreciation (Schedule III)	75
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Highlands REIT, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flow for each of the years in the two‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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

Chicago, Illinois
March 20, 2020

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
Assets
Investment properties
Land	$82,877	$72,630
Building and other improvements	289,351	241,897
Construction in progress	—	32
Total	372,228	314,559
Less accumulated depreciation	(56,431)	(72,822)
Net investment properties	315,797	241,737
Cash and cash equivalents	75,404	80,512
Restricted cash and escrows	2,651	3,229
Accounts and rents receivable (net of allowance of $1,178 and $1,161, respectively)	3,105	5,861
Intangible assets, net	1,339	408
Deferred costs and other assets	1,936	4,233
Total assets	$400,232	$335,980
Liabilities
Debt, net	$93,203	$34,953
Accounts payable and accrued expenses	11,535	11,653
Intangible liabilities, net	842	3,004
Other liabilities	4,055	2,270
Total liabilities	109,635	51,880
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 876,074,038 and 871,688,704 shares issued and outstanding as of December 31, 2019 and 2018, respectively	8,761	8,717
Additional paid-in capital	1,408,993	1,407,502
Accumulated distributions in excess of net income	(1,127,270)	(1,132,119)
Accumulated other comprehensive income	18	—
Total Highlands REIT, Inc. stockholders’ equity	290,502	284,100
Non-controlling interests	95	—
Total equity	290,597	284,100
Total liabilities and equity	$400,232	$335,980

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenues
Rental income	$36,626	$42,761
Other property income	727	748
Total revenues	37,353	43,509
Expenses
Property operating expenses	7,489	8,892
Real estate taxes	5,691	5,028
Depreciation and amortization	13,014	12,178
General and administrative expenses	12,907	12,603
Provision for asset impairment	—	4,667
Total expenses	39,101	43,368
Gain on sale of investment properties	8,841	27,863
Loss on extinguishment of debt	—	(1,199)
Income from operations	7,093	26,805
Interest income	1,650	497
Other income	—	30
Interest expense	(3,929)	(2,559)
Income before income taxes	4,814	24,773
Income tax benefit	—	155
Net income	4,814	24,928
Net loss attributable to non-controlling interests	35	—
Net income attributable to Highlands REIT, Inc. common stockholders	$4,849	$24,928
Net income per common share, basic and diluted	$0.01	$0.03
Weighted average number of common shares outstanding, basic and diluted	875,313,817	871,177,934

Comprehensive income
Net income	$4,814	$24,928
Unrealized gain on derivatives	21	—
Total other comprehensive income	21	—
Comprehensive income	4,835	24,928
Comprehensive loss attributable to non-controlling interests	32	—
Comprehensive income attributable to Highlands REIT, Inc. common stockholders	$4,867	$24,928

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands, except share amounts)
For the years ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2018	868,423,581	$8,684	$1,406,460	$—	$(1,157,047)	$258,097	$—	$258,097
Net income	—	—	—	—	24,928	24,928	—	24,928
Share-based compensation	3,265,123	33	1,042	—	—	1,075	—	1,075
Balance at December 31, 2018	871,688,704	8,717	1,407,502	—	(1,132,119)	284,100	—	284,100

Net income (loss)	—	—	—	—	4,849	4,849	(35)	4,814
Other comprehensive income	—	—	—	18	—	18	3	21
Non-controlling interest equity contributions	—	—	—	—	—	—	127	127
Share-based compensation	4,385,334	44	1,491	—	—	1,535	—	1,535
Balance at December 31, 2019	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,814	$24,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,014	12,178
Amortization of above and below market leases, net	(266)	(407)
Amortization of debt discounts and financing costs	290	80
Straight-line rental income	(186)	(828)
Write-off of lease related assets	2,745	—
Loss on extinguishment of debt	—	1,199
Gain on sale of investment properties, net	(8,841)	(27,863)
Provision for asset impairment	—	4,667
Non-cash stock-based compensation expense	2,242	2,497
Changes in assets and liabilities:
Accounts and rents receivable, net	205	(432)
Deferred costs and other assets	146	(1,457)
Accounts payable and accrued expenses	839	658
Other liabilities	1,807	545
Net cash flows provided by operating activities	$16,809	$15,765
Cash flows from investing activities:
Capital expenditures and tenant improvements	(1,011)	(4,251)
Proceeds from sale of investment properties, net	53,163	76,526
Acquisition of investment properties	(119,725)	(36,014)
Payment of leasing fees	(778)	(1,815)
Net cash flows (used in) provided by investing activities	$(68,351)	$34,446
Cash flows from financing activities:
Payment of debt issuance costs	(437)	—
Proceeds from credit agreement	29,375	—
Proceeds from debt	18,684	—
Payoff of debt	—	(19,479)
Principal payments of debt	(716)	(964)
Prepayment penalties on the payoff of debt	—	(1,158)
Payment for tax withholding for share-based compensation	(1,177)	(876)
Contributions from non-controlling interests	127	—
Net cash flows provided by (used in) financing activities	$45,856	$(22,477)
Net (decrease) increase in cash and cash equivalents	(5,686)	27,734
Cash, cash equivalents and restricted cash, at beginning of year	83,741	56,007
Cash, cash equivalents and restricted cash, at end of year	$78,055	$83,741

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,493	$2,565
Cash paid for taxes	92	185
Supplemental schedule of non-cash investing and financing activities:
Disposal of lease related assets	$2,745	$—
Other assets arising from unrealized gain on derivative instruments	$21	$—
Lease assets and liabilities arising from the recognition of right-of-use assets	$300	$—
Assumption of mortgage debt on acquired properties	$11,449	$—

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of multi-family assets, retail assets, office assets, industrial assets, a correctional facility, unimproved land and a bank branch. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent. Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 8.
As of December 31, 2019, the Company owned 20 assets and one parcel of unimproved land. As of December 31, 2018, the Company owned 15 assets and two parcels of unimproved land.
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

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Highlands, as well as all of Highlands' consolidated subsidiaries (collectively, “the Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
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
December 31, 2019

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
Rental income related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease related receivables where collection of substantially all operating lease payments is not probable during the year ended December 31, 2019.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
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
December 31, 2019

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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2019 and 2018.
If the sale represents a strategic shift that has (or will have) a major effect on the Company's results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable while undiscounted cash flows from the anticipated use and disposal of the association long-lived asset, the Company records an impairment loss to the extent that the carrying value exceeds the property's fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
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
The Company recorded $4,667 of impairments during the year ended December 31, 2018. There were no such impairments during the year ended December 31, 2019. See Note 9 to the consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –
Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between
Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for
Level 3 fair value measurements. Our effective date for adoption of this guidance is our fiscal year beginning January 1,
2020 with early adoption permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial statements. The adoption of ASU No. 2018-13 is not expected to have a material impact on the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We have elected these practical expedients and adopted ASC 842 on January 1, 2019 using the effective date as our date of initial application and no transition adjustment was recorded. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company has elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability on the consolidated balance sheet, included in deferred costs and other assets and other liabilities, with a balance as of December 31, 2019 of approximately $298, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. These estimates are based on the Company’s ground lease arrangement as of the adoption date. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In November 2016, the FASB issued ASU No. 2016-18, Classification and Presentation of Restricted Cash in the Statement of Cash Flows. ASU No. 2016-18 requires an explanation in the cash flow statement of a change in the total of (1) total cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-18 effective January 1, 2018, the effects of which include presenting restricted cash and escrows with cash and cash equivalents in the consolidated statements of cash flow. The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2019 and 2018, the Company’s cash balances restricted for these uses were $2,651 and $3,229, respectively.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$75,404	$80,512
Restricted cash	2,651	3,229
Total cash, cash equivalents and restricted cash	$78,055	$83,741
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to
Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on our consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

3. Acquired Assets
The Company records identifiable assets and liabilities acquired at fair value. During the year ended December 31, 2019, the Company acquired six multi-family assets for a gross acquisition price of $131,180. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $480.
The following table reflects the properties acquired during the year ended December 31, 2019.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
Tennyson44	Denver, Colorado	June 11, 2019	19,191
The Locale (formerly Evolve at Allendale) (1)	Allendale, MI	August 16, 2019	27,696
The Muse	Denver, Colorado	October 24, 2019	48,803
			$131,180
(1) The purchase price of this acquisition was funded by the Corvue Venture with equity contributions from its members and with debt obtained by the Corvue Venture, as further discussed in Note 8. The portion of the aggregate equity contributions funded to the Corvue Venture that is not attributable to the Company is presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.
The purchase price allocation has been recorded as follows:

	The Detroit and Detroit Terraces	The View	Tennyson44	The Locale	The Muse	Total
Land	$3,370	$7,272	$1,533	$4,295	$5,303	$21,773
Buildings and other improvements	15,006	8,862	17,410	22,460	42,809	106,547
Intangible assets, net	301	286	248	941	691	2,467
Total assets	$18,677	$16,420	$19,191	$27,696	$48,803	$130,787
						—
Debt discount on mortgage assumption	393	—	—	—	—	393
Total liabilities	$393	$—	$—	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$27,696	$48,803	$131,180
Consolidated VIE
As of December 31, 2019, we have determined we are the primary beneficiary of one VIE - the Corvue Venture and have consolidated the operations of this entity in the accompanying consolidated financial statements.

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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

Included in total assets on the Company’s consolidated balance sheets as of December 31, 2019 is $28,073 related to the Corvue Venture. Included in total liabilities on the Company’s consolidated balance sheets as of
December 31, 2019 is $19,074 related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the
Company.
During the twelve months ended December 31, 2018, the Company acquired three multi-family assets for an acquisition price of $36.0 million. Under ASU No. 2017-01, the Company determined these transactions should be accounted for as asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $240.
The following table reflects the properties acquired during the year ended December 31, 2018.

Property	Location	Acquisition Date	Acquisition Price
The Lafayette	Denver, Colorado	May 15, 2018	$9,679
1620 Central Street	Evanston, Illinois	August 22, 2018	20,552
Kenilworth Court	Denver, Colorado	September 12, 2018	5,784
			$36,015
The purchase price allocation has been recorded as follows:

	The Lafayette	1620 Central Street	Kenilworth Court	Total
Land	$2,457	$3,075	$2,496	$8,028
Buildings and other improvements	7,067	17,133	3,203	27,403
Intangible assets, net	155	344	85	584
Total acquisition price	$9,679	$20,552	$5,784	$36,015
4. Disposed Assets
The following table reflects the property dispositions during the year ended December 31, 2019.

Property	Location	Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

The following table reflects the property dispositions during the year ended December 31, 2018.

Property	Location	Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Buckhorn Plaza (partial lot sale)	Bloomsburg, PA	8-Feb-18	$60	$60	$25
Rolling Plains (correctional facility)	Haskell, TX	7-Aug-18	3,600	3,237	3,368
Triangle Center (1)	Longview, WA	24-Sep-18	38,340	37,425	8,908
Bridgeside Point	Pittsburgh, PA	28-Dec-18	38,500	35,804	15,562
			$80,500	$76,526	$27,863
(1) Mortgage debt in the amount of $19,479 was paid off with the proceeds from the sale.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2019	2018
Accrued real estate taxes	$6,372	$5,669
Accrued compensation	3,606	3,232
Accrued interest payable	369	119
Other accrued expenses	1,188	2,633
Total accounts payable and accrued expenses	$11,535	$11,653
6. Leases
Leasing as a lessor
Revenue Recognition
We lease multi-family properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to ten years as of December 31, 2019 and terms that range from less than one year to twenty years as of December 31,
2018.
We recognize rental income and rental abatements from our multi-family and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.
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
Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease. Accordingly, both lease and non-lease components are presented in rental income in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. for one building of our office asset located in San Jose, California.  The amendment with Alta Devices acknowledged Alta Devices was in payment default of its lease, and we collected on a letter of credit, in the amount of $1,701, that secured Alta Devices obligations under the lease. The letter of credit proceeds have been and will continue to be applied to rental income and other fees, if applicable, pursuant to the terms of the lease.  We have written off all lease related assets related to the premises in the original lease with Alta Devices, Inc. including a lease inducement $1,249, lease commissions $1,169 and straight-line rent $1,649.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January, 2020 and The GEO Group, Inc. has vacated the facility. For the year ended December 31, 2019, 26.7% of our revenue was derived from The GEO Group, Inc.’s net lease on our Hudson correctional facility asset. A non-renewal by The GEO Group Inc. was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Year ended December 31,
	2019	2018

Lease income related to fixed lease payments	$30,391	$34,966
Lease income related to variable lease payments	6,235	7,795
Other (1)	727	748
Lease income	$37,353	$43,509
(1) For the year ended December 31, 2019 and 2018, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.

Future Minimum Rental Income
As of December 31, 2019, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

2020	$10,282
2021	8,597
2022	6,133
2023	5,533
2024	5,059
Thereafter	12,338
Total	$47,942
As of December 31, 2018, commercial operating leases provide for future minimum rental income assuming no expiring leases are renewed, as follows:

2019	$29,214
2020	17,418
2021	14,014
2022	11,423
2023	10,358
Thereafter	36,357
Total	$118,784
The remaining lease terms range from one year to fifteen years. The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income.
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At December 31, 2019, the balances were $298 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2019 and a reconciliation of those cash flows to the operating lease liability at
December 31, 2019.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

2020	$21
2021	21
2022	21
2023	21
2024	21
Thereafter	373
478
Imputed interest	(180)
Lease liability	$298

7. Intangible Assets
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2019 and 2018.

	Balance as of December 31,
	2019	2018
Intangible Assets:
Acquired in-place lease	$22,165	$19,884
Acquired above market lease	—	127
Accumulated amortization	(20,826)	(19,603)
Intangible assets, net	$1,339	$408
Intangible liabilities:
Acquired below market leases	$2,629	$8,106
Accumulated amortization	(1,787)	(5,102)
Intangible Liabilities, net	$842	$3,004
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs was applied as a reduction to rental income. Amortization pertaining to the below market lease costs was applied as an increase to other property income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
Amortization of:
Acquired above market lease	$(1)	$(2)
Acquired below market lease	267	409
Net revenues increase	$266	$407

Acquired in-place lease intangibles	$1,529	$735

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total
Amortization of:
Acquired below market lease	$99	$85	$85	$85	$85	$403	$842
Net revenues increase	$99	$85	$85	$85	$85	$403	$842

Acquired in-place lease intangibles	$1,339	$—	$—	$—	$—	$—	$1,339
8. Debt
During the years ended December 31, 2019 and 2018, the following principal debt transactions occurred:

Balance at December 31, 2017		$55,886
Paydown of debt		(20,443)
Balance at December 31, 2018		35,443
Assumption of mortgage debt on acquired properties	—	11,449
Proceeds from credit agreement		30,000
Proceeds from mortgage debt		18,750
Paydown of debt		(716)
Balance at December 31, 2019		$94,926
Total debt outstanding as of December 31, 2019 and December 31, 2018, net of unamortized deferred financing costs and debt discounts, were $93,203 and $34,953, respectively, and had a weighted average interest rate of 4.00% and 4.74% per annum, respectively. Deferred financing costs, net, as of December 31, 2019 and December 31, 2018 were $1,374 and $490, respectively. Debt discounts, as of December 31, 2019 and December 31, 2018 were $349 and $0, respectively. As of December 31, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

For the year ended December 31,	As of December 31, 2019	Weighted average interest rate
2020	$—	—%
2021	—	—%
2022	9,166	5.24%
2023	18,658	3.28%	(1)
2024	30,000	3.60%
Thereafter	37,102	4.38%
Total	$94,926	4.00%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of the The Locale (formerly Evolve at Allendale) asset. The weighted average interest rate reflected is the strike rate.

The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, we may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2019 and December 31, 2018, none of our mortgage debt was recourse to the Company, although Highlands

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

or its subsidiaries may act as guarantor under customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2019 and 2018, the Company is in compliance with such covenants in all material respects.
On January 8, 2019, the Company assumed a mortgage loan in the principal amount of $11,089, net of a debt discount of $360 in connection with the acquisition of The Detroit and Detroit Terraces. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
We obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of Locale (formerly Evolve at Allendale) on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the LIBOR plus the applicable spread. The effective interest rate as of December 31, 2019, is approximately 3.46%.
Credit Agreement
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
The Credit Agreement provides that, subject to customary conditions, we may seek to increase the aggregate lending commitments by up to $100,000, with such increase in total lending commitments to be allocated to increasing the revolving commitments and/or establishing one or more new tranches of term loans at our request.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the year ended December 31, 2019. In addition, the Company will pay (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
9. Fair Value Measurements

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and, to a limited extent, the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2019, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to the unrealized gain on our derivative financial instrument was $21 for the year ended December 31, 2019. The Company had no derivative instruments during the year ended December 31, 2018. Realized gains and losses will be recognized as they accrue in interest expense.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $16 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2019. The Company did not have any derivative instruments as of December 31, 2018.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as assets in “Deferred costs and other assets”	$—	$21	$—	$21
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
During the year ended December 31, 2018, the Company identified certain assets which may have a reduction in the expected holding period, a reduction in occupancy or a reduction in fair market value which represented an impairment trigger, and recorded an impairment of investment properties of $4,667 on one net lease asset and one land parcel. No such impairments were recorded during the year ended December 31, 2019. The following table presents these assets measured at fair value on a nonrecurring basis as of December 31, 2018 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for impairment
December 31, 2018
Investment Properties	—	—	$19,225	(a)	$19,225	$4,667

(a)
The estimate of fair value of the land parcel was based on recent negotiations for the sale of similar assets to third parties.   The estimate of fair value relating to the correctional facility's impairment analysis was based on a 10-year discounted cash flow model. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 4.00% to 10.50% and discount rates ranging from 5.30% to 11.00% were utilized in the models and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

Financial Instruments Not Measured at Fair Value

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable and term loan	$94,926	$94,934	$35,443	$35,222
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 3.93% and 4.70% per annum as of December 31, 2019 and 2018, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.42% to 4.93% and 4.18% to 5.03% as of December 31, 2019 and 2018, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the year ended December 31, 2019, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2018, an income tax benefit of $155, was included on the consolidated statements of operations and comprehensive income.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the two year period ended December 31, 2019. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2019 and 2018 or in the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company's, including its predecessors, 2018, 2017 and 2016 tax years remain subject to examination by U.S. and various state tax jurisdictions.
11. Segment Reporting

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance with guidance under FASB ASC Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. The Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facility. The Company’s unimproved land asset is presented below in Other.
The following table summarizes net operating income (loss) by segment for the year ended December 31, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$36,626	$12,450	$15,638	$79	$8,459	$—
Other property income	727	—	149	38	534	6
Total income	37,353	12,450	15,787	117	8,993	6
Operating expenses	13,180	618	7,245	760	3,963	594
Net operating income (loss)	$24,173	$11,832	$8,542	$(643)	$5,030	$(588)
Non-allocated expenses (a)	(25,921)
Other income and expenses (b)	(2,279)
Gain on sale of investment properties (c)	8,841
Net income	$4,814
Balance Sheet Data
Real estate assets, net (d)	$317,136	$34,755	$66,276	$26,400	$180,753	$8,952
Non-segmented assets (e)	83,096
Total assets	400,232
Capital expenditures	$1,011	$—	$468	$—	$543	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

(c)	Gain on the sale of investment properties is related to one retail asset and one other asset.

(d)	Real estate assets include intangible assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

The following table summarizes net operating income (loss) by segment for the year ended December 31, 2018.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$42,761	$12,725	$23,126	$4,526	$2,384	$—
Other property income	748	—	39	523	186	—
Total income	43,509	12,725	23,165	5,049	2,570	—
Operating expenses and real estate taxes	13,920	577	9,461	2,702	1,063	117
Net operating income (loss)	$29,589	$12,148	$13,704	$2,347	$1,507	$(117)
Non-allocated expenses (a)	(24,781)
Other income and expenses (b)	(1,877)
Provision for asset impairment (c)	(4,667)
Gain on sale of investment properties (d)	27,863
Loss on extinguishment of debt (e)	(1,199)
Net income	$24,928
Balance Sheet Data
Real estate assets, net (f)	$242,145	$36,318	$113,853	$28,337	$54,159	$9,478
Non-segmented assets (g)	$93,835
Total assets	$335,980
Capital expenditures	$4,251	$—	$676	$3,547	$35	$(7)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income, other income, interest expense, and income tax benefit.

(c)	Provision for asset impairment includes $4,667 related to one net lease asset and one land parcel.

(d)	Gain on sale of investment properties is related to the disposition of one multi-tenant office asset, one other asset and one retail asset.

(e)	Loss on extinguishment of debt is related to prepayment penalties on the payoff of mortgage debt

(f)	Real estate assets include intangible assets, net of amortization.

(g)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to Highlands REIT, Inc. common stockholders	$4,849	$24,928

Denominator:
Weighted average shares outstanding - basic and diluted	875,313,817	871,177,934

Basic and diluted income per share:
Net income per common share	$0.01	$0.03
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
For the year ended December 31, 2019, the Company granted 6,100,002 of fully vested shares of common stock with an aggregate value of $2,135 based on an estimated fair value per share of $0.35.  Additionally, under ASC 718, pursuant to an employment agreement with one of its executive officers, the Company granted shares with an aggregate value of $125 that will fully vest in August 2020, subject to the applicable executive's continued employment with the Company through the vesting date.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At December 31, 2019, 17,465,437 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2019 is as follows:

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	2,121,212	$0.33
Granted	6,100,002	0.35
Vested	(7,742,859)	0.35
Other (1)	(121,212)	—
Balance at December 31, 2019	357,143	$0.35
(1) Represents the change in the number of shares granted in 2018 based on an estimated net asset value per share of $0.33 and the actual shares vested in 2019 based on an estimated net asset value per share of $0.35.

The Company recognized stock-based compensation expense for the years ended December 31, 2019 and 2018 of $2,242 and $2,497, respectively, related to the Incentive Award Plan. At December 31, 2019, there was approximately $49 of estimated unrecognized compensation expense related to these awards. For the years ended December 31, 2019 and 2018, the Company paid $1,177 and $876, respectively, related to tax withholding for share-based compensation.
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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to InvenTrust’s or MB REIT’s failure to maintain its qualification as a REIT for any taxable year ending on or before December 31, 2016.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

15. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2019 and 2018.

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$10,257	$10,401	$9,198	$7,497
Property operating expenses	1,904	1,985	1,565	2,035
Real estate taxes	1,306	1,317	1,156	1,912
Depreciation and amortization	2,730	2,729	3,109	4,446
General and administrative expenses	4,383	3,082	2,373	3,069
Total expenses	10,323	9,113	8,203	11,462
Gain on sale of investment properties	—	8,841	—	—
(Loss) income from operations	(66)	10,129	995	(3,965)
Interest income	369	398	581	302
Interest expense	(758)	(1,006)	(1,058)	(1,107)
Net (loss) income	(455)	9,521	518	(4,770)
Net loss (income) attributable to non-controlling interests	$—	$—	$(10)	$45
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(455)	$9,521	$508	$(4,725)
Net (loss) income per common share, basic and diluted	$0.00	$0.01	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (a)	873,379,003	875,755,799	876,007,008	876,074,038

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2019

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$10,645	$10,823	$11,649	$10,392
Property operating expenses	2,304	1,991	2,353	2,244
Real estate taxes	1,474	766	1,388	1,400
Depreciation and amortization	3,131	3,216	3,406	2,425
General and administrative expenses	4,179	3,004	2,594	2,826
Provision for asset impairment	—	—	—	4,667
Total expenses	11,088	8,977	9,741	13,562
Gain on sale of investment properties	25	—	12,276	15,562
(Loss) income from operations	(418)	1,846	14,184	12,392
Interest income	133	157	81	126
Loss on extinguishment of debt	—	—	(1,199)	—
Other income	—	—	23	7
Interest expense	(706)	(708)	(700)	(445)
(Loss) income before income taxes	(991)	1,295	12,389	12,080
Income tax benefit	155	—	—	—
Net (loss) income	(836)	1,295	12,389	12,080
Net (loss) income per common share, basic and diluted	$0.00	$0.00	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted (a)	870,102,100	871,427,298	871,537,188	871,624,475

(a)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in number of weighted common shares outstanding.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
BUCKHORN PLAZA	10,142	1,651	11,770	(35)	2,221	1,616	13,991	15,607	6,763	2006
Bloomsburg, PA
SHERMAN PLAZA		9,655	30,982		9,360	9,655	40,341	49,996	17,988	2006
Evanston, IL
STATE STREET MARKET	9,166	3,950	14,184		1,821	3,950	16,006	19,956	7,930	2006
Rockford, IL
THE MARKET AT HILLIARD	15,511	4,432	13,308		3,483	4,432	16,791	21,223	7,824	2005
Hilliard, OH
Net Lease
CITIZENS (CFG) RHODE ISLAND		1,278	3,817	(702)	(2,947)	576	870	1,446	233	1970
Providence, RI
ATLAS - ST PAUL		3,890	10,093			3,890	10,093	13,983	4,327	2007
St. Paul, MN
ATLAS-NEW ULM		900	9,359			900	9,359	10,259	4,019	2007
New Ulm, MN
HUDSON CORRECTIONAL FACILITY		1,382		(908)	18,017	474	18,017	18,491	845	2009
Hudson, CO

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-tenant office
TRIMBLE I		12,732	10,045		5,784	12,732	15,829	28,561	2,161	2013
San Jose, CA
Multi-family
BUERGER BROTHER LOFTS		3,117	7,114		183	3,117	7,297	10,414	607	2017
Denver, CO
CHAMBER LOFTS		2,797	6,388		83	2,797	6,471	9,268	538	2017
Denver, CO
THE LAFAYETTE		2,457	7,067		149	2,457	7,216	9,673	406	2018
Denver, CO
KENILWORTH COURT		2,496	3,203		7	2,496	3,210	5,706	149	2018
Denver, CO
1620 CENTRAL STREET		3,075	17,140		93	3,075	17,233	20,308	864	2018
Evanston, IL
THE DETROIT AND DETROIT TERRACES	11,449	3,370	15,006		—	3,370	15,006	18,376	531	2019
Denver, CO
TENNYSON		1,533	17,410		—	1,533	17,410	18,943	349	2019
Denver, CO
THE MUSE		5,303	42,809		7	5,303	42,816	48,119	281	2019
Denver, CO
THE VIEW		7,272	8,862		10	7,272	8,869	16,141	254	2019
San Diego, CA
THE LOCALE (FORMERLY EVOLVE AT ALLENDALE)	18,658	4,294	22,461		46	4,294	22,507	26,801	357	2019
Allendale, MI
Other
PALAZZO DEL LAGO		8,938			19	8,938	19	8,957	5	2010
Orlando, FL
Totals	$64,926	$84,522	$251,018	$(1,645)	$38,336	$82,877	$289,351	$372,228	$56,431

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2019 for U.S. federal income tax purposes was approximately $445,244 (unaudited).

(A)	The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.

(B)	Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
(C)Reconciliation of real estate owned:

	2019	2018
Balance at January 1	$314,527	$375,367
Acquisitions and capital improvements	129,407	38,303
Dispositions and write-offs	(71,706)	(73,105)
Asset impairments	—	(26,038)
Balance at December 31,	$372,228	$314,527
(D)Reconciliation of accumulated depreciation:

	2019	2018
Balance at January 1	$72,822	$109,928
Depreciation expense	9,637	10,984
Dispositions and write-offs	(26,028)	(26,720)
Asset impairments	—	(21,370)
Balance at December 31,	$56,431	$72,822
(E)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment	5-15 years
Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2019. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2020 Annual Meeting of Stockholders Record Date
On February 7, 2020, the Board established the close of business on March 20, 2020 as the record date for determining stockholders entitled to vote at our 2020 Annual meeting of stockholders, expected to be held on June 4, 2020.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 56, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 37, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. Prior to joining the Company, Mr. Lange served as Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust, Highlands’ former parent company. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin - Madison and a Juris Doctor degree, with honors, from the University of Chicago.

Paul A. Melkus, age 55, has served as Executive Vice President and Chief Financial Officer of Highlands since 2018. Prior to this appointment, Mr. Melkus served from April 2016 to April 2018 as a director of Highlands, chair of the board’s audit committee, and a member of the board’s compensation committee. Mr. Melkus served as Global Head of Capital Markets - Real Estate and Infrastructure Department for the Abu Dhabi Investment Authority, one of the world’s largest sovereign wealth funds, and as a member of its Executive Committee from 2012 to 2016. In this role, he was responsible for the development of financing strategy and management of lending relationships for Abu Dhabi Investment Authority’s global real estate investment portfolio. Mr. Melkus served as Senior Vice President - Capital Markets at General Growth Properties, Inc., a publicly traded REIT, from 2010 to 2011, as Director - Capital Markets at Deutsche Bank Asset Management from 2004 to 2009 and as Director - Capital Markets Investments at General Electric Capital Corporation from 1998 to 2004. Mr. Melkus has also consulted at Ernst & Young on a variety of capital markets and real estate related transactions and served as a securities analyst and asset manager at Northern Trust Company. Mr. Melkus is a graduate of DePauw University where he earned his Bachelor of Arts majoring in Economics and Management. He earned his Master of Science degree from the University of Wisconsin’s Real Estate Investment and Urban Economics program.
Kimberly A. Karas, age 44, has served as Senior Vice President and Controller of Highlands since July 8, 2019. Prior to this appointment, Ms. Karas previously served as Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company, from 2018 to 2019. Blackstone is one of the largest real estate private equity firms in the world. In this role, Ms. Karas was responsible for the budget and forecast of the industrial platform, financial integration of new acquisitions and the creation of operating tools and reports. Ms. Karas previously worked at IRC Retail Centers (formerly Inland Real Estate Corporation) from 2000 to 2018, most recently serving as Vice President and Controller and as a member of its Management Committee. In this role, she oversaw the corporate accounting function, with responsibilities over Securities and Exchange Commission reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with the Sarbanes-Oxley Act of 2002 and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
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
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2019.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	17,465,437
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	17,465,437
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV.
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

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.12#
Offer Letter, dated June 6, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)

10.13#
Change in Control and Severance Agreement, dated as of July 8, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)

10.14
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

EXHIBIT NO.	DESCRIPTION
10.15*
First Amendment to Credit Agreement, dated November 12, 2019, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent

10.16*
Second Amendment to Credit Agreement, dated February 20, 2020, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent

10.17
Purchase and Sale Agreement, dated as of September 26, 2019, by and between Hill University Partners Owner, LLC and The Muse Owner, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2019)

10.18
Agreement of Purchase and Sale, dated February 13, 2019, by and among MB Lincoln Mall, LLC, as seller, and Lincoln Mall Owner, LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2019)

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
Date:    March 20, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2020
Richard Vance
/s/ Paul Melkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2020
Paul Melkus
/s/ Kimberly A. Karas	Senior Vice President and Controller (Principal Accounting Officer)	March 20, 2020
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 20, 2020
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 20, 2020
Jeffrey L. Shekell