Form 10-Q
period 2020-03-31
Highlands REIT, Inc.
filed 2020-05-14
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 13, 2020 there were 879,553,830 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investment properties
Land	$82,301	$82,877
Building and other improvements	288,534	289,351
Construction in progress	59	—
Total	370,894	372,228
Less accumulated depreciation	(58,901)	(56,431)
Net investment properties	311,993	315,797
Cash and cash equivalents	71,912	75,404
Restricted cash and escrows	3,402	2,651
Accounts and rents receivable (net of allowance of $1,176 and $1,178 as of March 31, 2020 and December 31, 2019, respectively)	3,266	3,105
Intangible assets, net	791	1,339
Deferred costs and other assets, net	2,354	1,936
Total assets	$393,718	$400,232
Liabilities
Debt, net	$93,024	$93,203
Accounts payable and accrued expenses	9,494	11,535
Intangible liabilities, net	811	842
Other liabilities	2,520	4,055
Total liabilities	105,849	109,635
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 879,553,830 and 876,074,038 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8,796	8,761
Additional paid-in capital	1,410,211	1,408,993
Accumulated distributions in excess of net income	(1,130,471)	(1,127,270)
Accumulated other comprehensive (loss) income	(622)	18
Total Highlands REIT, Inc. stockholders’ equity	287,914	290,502
Non-controlling interests	(45)	95
Total equity	287,869	290,597
Total liabilities and equity	$393,718	$400,232

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$8,357	$10,141
Other property income	929	116
Total revenues	9,286	10,257
Expenses
Property operating expenses	2,199	1,904
Real estate taxes	1,651	1,306
Depreciation and amortization	3,295	2,730
General and administrative expenses	4,558	4,383
Total expenses	11,703	10,323
Gain on sale of investment properties, net	82	—
Loss from operations	(2,335)	(66)
Interest income	186	369
Interest expense	(1,080)	(758)
Net loss	(3,229)	(455)
Net loss attributable to non-controlling interests	28	—
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,201)	$(455)
Net loss per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	878,071,826	873,379,003

Comprehensive loss
Net loss	$(3,229)	$(455)
Unrealized loss on derivatives	(752)	—
Total other comprehensive loss	(752)	—
Comprehensive loss	(3,981)	(455)
Comprehensive loss attributable to non-controlling interests	140	—
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(3,841)	$(455)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$—	$(1,132,119)	$284,100	$—	$284,100
Net loss	—	—	—	—	(455)	(455)	—	(455)
Share-based compensation	3,900,689	39	1,326	—	—	1,365	—	1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828	$—	$(1,132,574)	$285,010	$—	$285,010

Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss	—	—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,229)	$(455)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,295	2,730
Amortization of above and below market leases, net	(30)	(113)
Amortization of debt discounts and financing costs	83	38
Straight-line rental income	25	(392)
Gain on sale of investment properties, net	(82)	—
Non-cash stock-based compensation expense	1,274	1,994
Changes in assets and liabilities:
Accounts and rents receivable, net	(185)	(242)
Deferred costs and other assets, net	(370)	(35)
Accounts payable and accrued expenses	(973)	(3,279)
Other liabilities	(2,288)	(250)
Net cash flows used in operating activities	$(2,480)	$(4)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(112)	(118)
Acquisition of investment properties, net	—	(7,621)
Proceeds from sale of investment properties, net	1,287	—
Payment of leasing fees	(83)	(17)
Net cash flows provided by (used in) investing activities	$1,092	$(7,756)
Cash flows from financing activities:
Payment of debt issuance costs	(8)	(392)
Proceeds from credit agreement	—	29,375
Principal payments of mortgage debt	(255)	(159)
Payment for tax withholding for share-based compensation	(1,090)	(1,120)
Net cash flows (used in) provided by financing activities	$(1,353)	$27,704
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,741)	19,944
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$75,314	$103,685

Cash and cash equivalents	$71,912	$99,990
Restricted cash	3,402	3,695
Total cash, cash equivalents and restricted cash, at end of period	$75,314	$103,685

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,046	$556
Cash paid for taxes	$10	$16
Supplemental schedule of non-cash investing and financing activities:
Lease assets and liabilities arising from the recognition of right-of-use assets	$301	$303
Assumption of mortgage debt on acquired properties	$—	$11,449

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2019, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 20, 2020, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of industrial assets, retail assets, a correctional facility, multi-family assets, an office asset and unimproved land. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.). Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2020, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of March 31, 2020, the Company owned 19 assets and one parcel of unimproved land. As of December 31, 2019, the Company owned 20 assets and one parcel of unimproved land.
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
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 20, 2020, as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements. Entities which Highlands does not control, and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Variable Interest Entities
A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under Accounting Standards Codification (“ASC”) 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements is considered the primary beneficiary of the VIE and is required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both the power to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
As of March 31, 2020 and December 31, 2019, respectively, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2020 is $27,805 and $19,770, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2019 is $28,073 and $19,074, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls, the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether the Company or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses, associated with lease-related receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019. There were no material changes to that assessment as of March 31, 2020.
The Company records lease termination income, included in other property income, if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the condensed consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net, in the condensed consolidated balance sheets and are amortized to depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term. In the event of early lease termination, the remaining net book value of any above- or below-market lease intangible is recognized as an adjustment of rental income, and the remaining net book value of any in-place lease intangible is recognized as accelerated amortization expense.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

There were no assets held for sale on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
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
Going Concern Basis of Accounting
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Company considers, but is not limited to, any risks and/or uncertainties to its results of operations, contractual obligations in the form of near-term debt maturities, dividend requirements, or other factors impacting the Company’s liquidity and capital resources. No conditions or events that raised substantial doubt about the ability to continue as a going concern within one year were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
On April 10, 2020, the FASB issued a document titled “Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic” (“FASB Q&A document”), which focused on the application of lease guidance for concessions related to the effects of the coronavirus disease 2019 (“COVID-19”) pandemic. In this document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, (“Topic 842”) as though enforceable rights and obligations for those qualifying concessions existed. The Company is continuing to evaluate the impact of this optional election on the condensed consolidated financial statements and related disclosures.
The FASB also acknowledged that some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing, but the amount of consideration is substantially the same as that required under the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than others. Two of those methods are:

•
Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables accrue. In its statements of operations, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.

•	Account for the deferred payments as a variable lease payment.
In cases where we grant a deferral in future periods as a result of COVID 19, we will account for the concessions as if no changes to the lease contract were made. Under that accounting, we would increase our lease receivable as receivables accrue in our statements of operations and will continue to recognize rental income during the deferral period.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During March 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The adoption of this ASU on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. For leases with a term of twelve months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, with a balance as of March 31, 2020, on the condensed consolidated balance sheets of approximately $296, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on our condensed consolidated financial statements.
In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which addresses specific issues in the leasing guidance, including sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. Prior to the adoption of ASU 2018-20, the Company recognized tenant recovery income regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are only recognized to the extent that the Company pays the third party directly and are classified as rental income on the Company’s condensed consolidated statements of operations and comprehensive loss.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

3. Acquired Properties
There were no acquisitions during the quarter ended March 31, 2020.
The Company records identifiable assets and liabilities acquired at fair value. During the three months ended March 31, 2019, the Company acquired two multi-family assets for a gross acquisition price of $19,070, including capitalized transaction costs of approximately $70.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The purchase price allocation has been recorded as follows:

Land	$3,370
Buildings and other improvements	15,006
Intangible assets, net	301
Total assets	$18,677

Debt discount on mortgage assumption	393
Total liabilities	$393

Total acquisition price	$19,070
4. Disposed Properties
The following table reflects the property dispositions during the three months ended March 31, 2020. The Company recognized a net gain on sale of investment properties of $82.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
There were no dispositions during the quarter ended March 31, 2019.
5. Leases
Leasing as a lessor
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to ten years as of March 31, 2020 and December 31, 2019.
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
March 31, 2020

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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. (“Alta”) for one building of our office asset located in San Jose, California.  The amendment with Alta acknowledged Alta was in payment default of its lease, and we collected on a letter of credit. The lease terminated during the three months ended March 31, 2020 and $671 was recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”), indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. For the three months ended March 31, 2020, 6.6% of our revenue was derived from GEO's net lease on our Hudson correctional facility asset. A non-renewal by GEO was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Lease income related to fixed lease payments	$7,111	$8,203
Lease income related to variable lease payments	1,246	1,938
Other (1)	929	116
Lease income	$9,286	$10,257
(1) For the three months ended March 31, 2020 and 2019, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

Future Minimum Rental Income
As of March 31, 2020, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2020 (remaining)	$6,821
2021	8,566
2022	7,403
2023	6,803
2024	6,330
Thereafter	25,472
Total	$61,395
The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the condensed consolidated statements of operations and comprehensive loss.
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At March 31, 2020, the balance was $296 and was recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate as of January 1, 2019.
During the three months ended March 31, 2020, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities) for leased assets from a third party for our corporate office space with a lease term expiring in December 2021. At March 31, 2020, the balance was $303 and was recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 3.3%, reflecting the Company's incremental borrowing rate as of January 1, 2020.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our leases at March 31, 2020 and a reconciliation of those cash flows to the operating lease liability at March 31, 2020.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

2020 (remaining)	$148
2021	200
2022	21
2023	21
2024	21
Thereafter	373
784
Imputed interest	(185)
Lease liability	$599
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accrued real estate taxes	$6,405	$6,372
Accrued compensation	1,242	3,606
Accrued interest payable	319	369
Other accrued expenses	1,528	1,188
	$9,494	$11,535
7. Debt
Total debt outstanding as of March 31, 2020 and December 31, 2019 was as follows:

	As of March 31, 2020	As of December 31, 2019
Debt, gross	$94,670	94,926
Mortgage discount	(336)	(349)
Deferred financing costs, net	(1,310)	(1,374)
Total Debt, Net	$93,024	$93,203
As of March 31, 2020, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

For the year ended December 31,	As of March 31, 2020	Weighted average interest rate
2020 (remaining)	$—	—%
2021	—	—%
2022	9,114	5.24%
2023	18,565	3.27%	(1)
2024	30,000	3.42%
Thereafter	36,991	4.38%
Total	$94,670	3.94%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2020 and December 31, 2019, the Company is in compliance with such covenants in all material respects. However, as discussed further in Note 14, we did not pay the April or May monthly payments due under the mortgages encumbering our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) because certain tenants at these properties failed to pay their April or May rental payments.
On January 8, 2019, the Company assumed a mortgage loan in the principal amount of $11,089, net of a debt discount of $360 in connection with the acquisition of The Detroit and Detroit Terraces. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest-only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of March 31, 2020, is approximately 3.33%.

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
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed under the Term Loan Facility with a balance of $30,000 as of March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company is in compliance with such covenants in all material respects.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the three months ended March 31, 2020. In addition, the Company pays (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
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
March 31, 2020

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to the unrealized loss on our derivative financial instrument was $752 for the three months ended March 31, 2020. The Company had no derivative instruments during the three months ended March 31, 2019. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. For the three months ended March 31, 2020, $752 was recognized in unrealized loss on derivatives in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2019, no unrealized loss or gain on derivatives was included on the condensed consolidated statements of operations and comprehensive loss.
The Company estimates that $219 will be reclassified as an increase to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in “Other liabilities”	$—	$732	$—	$732

	December 31, 2019
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as assets in “Deferred costs and other assets, net”	$—	$21	$—	$21
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

Non-Recurring Measurements
During the three months ended March 31, 2020 and 2019, the Company did not identify any impairment triggers that required the assets to be measured at fair value.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of March 31, 2020 and as of December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$94,670	$90,193	$94,926	$94,934
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.54% and 3.93% per annum as of March 31, 2020 and December 31, 2019, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 2.74% to 6.56% as of March 31, 2020. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing RATE (“SOFR”) is the rate that represents best practice as the alternative to U.S. Dollar LIBOR (“USD-LIBOR”) for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating related risks.
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
During the three months ended March 31, 2020 and March 31, 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations and comprehensive loss.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

10. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance with guidance under ASC Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. The Company currently has four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. The net lease segment consists of single-tenant office and industrial assets, as well as the Company’s correctional facility. The Company’s unimproved land assets are presented below in Other.
The following table summarizes net property operations by segment for the three months ended March 31, 2020.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$8,357	$1,140	$2,876	$699	$3,642	$—
Other property income	929	—	—	768	161	—
Total income	9,286	1,140	2,876	1,467	3,803	—
Operating expenses	3,850	423	1,444	204	1,639	140
Net operating income (loss)	$5,436	$717	$1,432	$1,263	$2,164	$(140)
Non-allocated expenses (a)	(7,853)
Other income and expenses (b)	(894)
Gain on sale of investment properties (c)	82
Net loss attributable to non-controlling interests	28
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,201)

Balance Sheet Data
Real estate assets, net (d)	$312,784	$33,161	$65,469	$26,267	$178,935	$8,952
Non-segmented assets (e)	80,934
Total assets	$393,718
Capital expenditures	$112	$—	$—	$—	$112	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

(c)	Gain on the sale of investment properties is related to one net lease asset.

(d)	Real estate assets include intangible lease assets, net of amortization.

(e)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

The following table summarizes net property operations by segment for the three months ended March 31, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,141	$3,180	$4,992	$753	$1,216	$—
Other property income	116	—	21	—	95	—
Total income	10,257	3,180	5,013	753	1,311	—
Operating expenses	3,210	157	2,167	175	553	158
Net operating income (loss)	$7,047	$3,023	$2,846	$578	$758	$(158)
Non-allocated expenses (a)	(7,113)
Other income and expenses (b)	(389)
Net loss	$(455)
Balance Sheet Data
Real estate assets, net (c)	$258,284	$35,927	$113,941	$26,808	$72,130	$9,478
Non-segmented assets (d)	114,390
Total assets	$372,674
Capital expenditures	$118	$—	$95	$8	$15	$—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)	Other income and expenses consists of interest income and interest expense.

(c)	Real estate assets include intangible lease assets, net of amortization.

(d)	Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.
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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,201)	$(455)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	878,071,826	873,379,003

Basic and diluted earnings per share:
Net loss per common share	$0.00	$0.00

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

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
For the three months ended March 31, 2020, the Company granted 6,347,224 shares of common stock with an aggregate value of $2,285 based on an estimated net asset value per share of $0.36. Additionally, for accounting purposes, the Company granted shares with an aggregate value of $125 that will vest in August 2020, subject to the applicable executive's continued employment with the Company through the vest date. During the three months ended March 31, 2019, the Company granted 5,814,286 of fully vested shares of common stock with an aggregate value of $2,035 based on an estimated net asset value per share of $0.35.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of March 31, 2020, 11,118,213 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of March 31, 2020 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	357,143	$0.35
Granted	6,347,224	0.36
Vested	(6,347,224)	0.36
Other (1)	(9,921)	—
Balance at March 31, 2020	347,222	$0.36
(1) Represents the change in the number of shares granted in 2019 based on an estimated net asset value per share of $0.35 and the actual shares vesting in 2020 based on an estimated net asset value per share of $0.36

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, in the amount of $2,306 and $2,536, respectively, related to the Incentive Award Plan. At March 31, 2020, there was approximately $28 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through August 1, 2020. For the three months ended March 31, 2020 and 2019, the Company paid $1,090 and $1,120, respectively, related to tax withholding for share-based compensation.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2020

14. Subsequent Events
As a result of the COVID-19 pandemic, we have experienced and may in the future continue to experience difficulty collecting timely rental payments from tenants that are experiencing financial difficulties and/or are (or have been) subject to governmental restrictions on their ability to operate their business. Tenants may default under their leases or declare bankruptcy. As a result, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our assets. Additionally, local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce our tenants’ contractual rental obligations, and we may not be able to re-lease space that becomes vacant on favorable terms or at all.
During the second fiscal quarter of 2020, certain tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) failed to make the monthly rental payments due under their leases. As a result, we did not pay the April or May monthly payments due under the mortgages encumbering these properties. We have not made any decisions regarding future payments due under these mortgage loans. We are currently in discussions both with the tenants at each of these properties regarding the outstanding rental payments and future rent due under their leases and with the lenders regarding the mortgage debt encumbering each property.
During the second fiscal quarter of 2020, we also received rent relief requests from certain tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis and are considering a number of factors.
We believe that it is premature to fully determine the magnitude of the impact of the COVID-19 pandemic at this point. While we are not able to fully determine the impact of the COVID-19 pandemic at this time, we believe the pandemic has already affected and will continue to affect our financial and operational results and this impact could be material. We will continue to evaluate the nature and extent of the COVID-19 outbreak on our business, operations, cash flows and financial condition.
On April 22, 2020, the Company, through The Sterling Owner, LLC, a wholly-owned subsidiary of the Company, completed the purchase of certain real property and improvements located at 470 20th Street, San Diego, California for a gross purchase price of $7,300, exclusive of closing costs. The seller is not affiliated with the Company.

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
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
The ongoing impact of the current outbreak of the novel coronavirus (COVID-19) on the U.S., regional and global economies and the broader financial markets is currently one of the most significant factors impacting our Company. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, many of the other important factors described above. It is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.
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
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the severe effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity event.
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
As of March 31, 2020, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, ten multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended March 31, 2020, and 2019.
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
Impact of COVID-19
The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and our efforts to respond to those impacts. The COVID-19 pandemic and the significant and wide-ranging responses of international, federal, state and local public health and governmental authorities in regions across the United States and the world to the COVID-19 pandemic, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, could negatively impact our business, financial condition and results of operations during the remainder of 2020 and in future periods.
Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of April 30, 2020. As a result of the rapid development, fluidity and uncertainty surrounding the COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for the second quarter of 2020 and future periods.
While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we anticipate the comparability of our results of operations for the three months ended March 31, 2020 to future periods may be significantly disrupted.
We began to experience significant disruptions from the COVID-19 pandemic in April 2020. As of April 30, 2020, we had received requests for assistance from many of our tenants, most frequently in the form of rent deferral. We are evaluating each tenant request on a case-by-case basis. April and May rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.
Additionally, we did not receive April and May rent payments from many tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza), and as a result we did not make the April or May payments on the mortgage loans encumbering these properties. We have not made any decisions regarding future payments due under these mortgage loans. We are currently in discussions with both (i) the tenants at each of these properties regarding the outstanding rental payments and future rent due under their leases and (ii) the lenders regarding the mortgage debt encumbering each property.
We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our business, operations and liquidity, including the following:

•
We have adapted our operations to protect employees, including by implementing a work-from-home policy and cancelling corporate travel until further notice. We believe the remote-work technology we have provided to our workforce has enabled a smooth transition to working from home with minimal impact to our operations. The health and safety of our employees and their families remains a top priority for us.

•
We maintain frequent communication with our tenants, and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act.

•
We continue to monitor and evaluate our liquidity needs in the context of the COVID-19 pandemic. We currently believe we have adequate liquidity to continue operations and therefore, have elected not to draw down further on our Credit Facility (as defined herein). As of April 30, 2020, we had $20 million available to us under the Term Loan and $50 million available to us under our Revolving Credit Facility.

Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under “Part II-Item 1A. Risk Factors.”

Acquisition and Disposition Activity
There were no asset acquisitions during the quarter ended March 31, 2020.
During the three months ended March 31, 2019, we invested in multi-family assets by acquiring the following properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
During the three months ended March 31, 2020, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
There were no asset dispositions during the quarter ended March 31, 2019.
Results of Operations
Comparison of the three months ended March 31, 2020 and 2019
Key performance indicators are as follows:

	As of March 31,
	2020	2019
Economic occupancy (a)	75.4%	91.3%
Rent per square foot (b)	$14.51	$16.26

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

The decrease in occupancy and rent per square foot in 2020 is due to the termination of the lease with The GEO Group, Inc. (“GEO”) at our correctional facility. See also Note 5 for additional discussion.
Condensed Consolidated Results of Operations

	(in thousands)
	For the three months ended March 31,
	2020	2019	Increase (Decrease)
Net loss	$(3,229)	$(455)	$(2,774)	609.7%
Net loss increased by $2.8 million, to $3.2 million for the three months ended March 31, 2020, from $0.5 million for the three months ended March 31, 2019 primarily as a result of a reduction in income from operations related to the disposition of investment properties during 2019 and termination of the lease with GEO, partially offset by income from operations related to the acquisition of multi-family assets during 2019 and lease termination fees related to one of our office properties.

Operating Income and Expenses

	(in thousands)
	For the three months ended March 31,
	2020	2019	Increase (Decrease)
Income:
Rental income	$8,357	$10,141	$(1,784)	(17.6)%
Other property income	929	116	813	700.9%
Total revenues	$9,286	$10,257	$(971)	(9.5)%

Expenses:
Property operating expenses	$2,199	$1,904	$295	15.5%
Real estate taxes	1,651	1,306	345	26.4%
Depreciation and amortization	3,295	2,730	565	20.7%
General and administrative expenses	4,558	4,383	175	4.0%
Total expenses	$11,703	$10,323	$1,380	13.4%
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
Total revenues decreased by $1.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily as a reduction in income related to the disposition of investment properties during 2019 and termination of the lease with GEO, at our correctional facility, partially offset by income related to the acquisition of multi-family assets during 2019 and lease termination fees related to one of our office properties.
Property operating expenses increased by $0.3 million in the three months ended March 31, 2020 compared to the same periods in 2019, primarily as a result of the acquisition of multi-family assets during 2019 and termination of the lease with GEO, partially offset by the disposition of investment properties during 2019.
Real Estate Taxes
Real estate taxes increased by $0.3 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of the factors discussed above.
Depreciation and Amortization
Depreciation and amortization increased by $0.6 million for the three months ended March 31, 2020, compared to the same periods in 2019, primarily as a result of the acquisition of multi-family assets during 2019, partially offset by the disposition of investment properties during 2019.
General Administrative Expenses
General and administrative expense increased by $0.2 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of an increase in expenses related to compensation and professional services.
Non-Operating Income and Expenses

	(in thousands)
	For the three months ended March 31,
	2020	2019	Increase (Decrease)
Non-operating income and expenses:
Interest income	$186	$369	$(183)	(49.6)%
Gain on sale of investment properties, net	82	—	82	100.0%
Interest expense	(1,080)	(758)	322	42.5%
Interest Income
Interest income decreased by $0.2 million during the three months ended March 31, 2020, as compared to the same periods in 2019 as a result of a decrease in cash balances during the first three months of 2020 compared to 2019.
Gain on Sale of Investment Properties
During the three months ended March 31, 2020, the gain on sale of investment properties was attributed to Highlands' sale of the bank branch asset in the first quarter of 2020.
Interest Expense
Interest expense increased by $0.3 million during the three months ended March 31, 2020, compared to the same periods in 2019, primarily due to the interest rates related to borrowings under the term loan in connection with entering into the credit facility and mortgages related to multi-family asset acquisitions during 2019.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of March 31, 2020:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2020	5	21,496	$320	2.1%	3.1%	$14.91
2021	5	116,633	1,714	11.4%	16.4%	14.70
2022	5	156,825	2,217	15.3%	21.2%	14.14
2023	4	11,155	181	1.0%	1.7%	16.22
2024	5	48,148	785	4.7%	7.5%	16.31
2025	11	73,722	1,012	7.2%	9.7%	13.73
2026	4	20,191	428	2.0%	4.1%	21.22
2027	4	499,036	2,449	48.7%	23.5%	4.91
2028	4	36,159	790	3.5%	7.6%	21.86
2029	2	26,542	311	2.6%	3.0%	11.72
MTM	2	11,125	96	1.1%	0.9%	8.63
Thereafter	1	4,300	132	0.4%	1.3%	30.80
Grand Total	52	1,025,332	$10,435	100.0%	100.0%	$10.18

The following table represents new and renewed leases that commenced during the three months ended March 31, 2020.

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	—	—	$—	—
Renewals	3	29,917	$12.04	5.00
Total	3	29,917	$12.04	5.00
During the three months ended March 31, 2020, three new leases and renewals commenced (not including multi-family leases) with gross leasable area totaling 29,917 square feet. The weighted average lease term for renewal leases was 5.00 years.
Liquidity and Capital Resources
As of March 31, 2020, we had $71.9 million of cash and cash equivalents, and $3.4 million of restricted cash and escrows.
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
Our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations. In particular, 26.7% of our revenue for the year ended December 31, 2019 was derived from a net lease with GEO on our Hudson correctional facility asset. This lease expired in January of 2020. GEO has vacated the facility.
As discussed above, the COVID-19 pandemic outbreak has had a material, adverse impact on the U.S. generally and on the states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic could have a material adverse effect on our financial condition and cash flows as the reduced economic activity that has resulted from the COVID-19 pandemic severely impacts certain of our tenants’ business, financial condition and liquidity, and may also cause certain tenants to be unable to meet their obligations to us in full. To be judicious with our capital, we did not make our April or May mortgage payments due under the mortgage loans encumbering our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) at which certain tenants failed to pay their April or May monthly rental payments.

We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of March 31, 2020 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2020	Weighted average interest rate
2020 (remaining)	—	—%
2021	—	—%
2022	9,114	5.24%
2023	18,565	3.27%	(1)
2024	30,000	3.42%
Thereafter	36,991	4.38%
Total	$94,670	3.94%
(1) See Note 7 in the accompanying condensed consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of March 31, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
The Company assumed a mortgage loan in the principal amount of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of March 31, 2020, is approximately 3.33%.

Total debt outstanding as of March 31, 2020 and December 31, 2019 was $94.7 million and $94.9 million, respectively, and had a weighted average interest rate of 3.94% and 4.00%, respectively, per annum.
Summary of Cash Flows
Comparison of the three months ended March 31, 2020 and 2019

	(in thousands)
	Three Months Ended March 31,
	2020	2019
Net cash flows used in operating activities	$(2,480)	$(4)
Net cash flows provided by (used in) investing activities	1,092	(7,756)
Net cash flows (used in) provided by financing activities	(1,353)	27,704
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,741)	19,944
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$75,314	$103,685
Cash used in operating activities was $2.5 million for the three months ended March 31, 2020. Cash used in operating activities increased $2.5 million compared to the same period in 2019, primarily as a result of the GEO lease termination, which has caused cash flows from operations to be lower year over year, a lease termination at one of our office assets during the first fiscal quarter of 2020 and an increase in cash paid for interest expense.
Cash provided by investing activities was $1.1 million for the three months ended March 31, 2020 compared to cash used in investing activities of $7.8 million for the three months ended March 31, 2019. Cash provided by investing activities increased $8.8 million compared to the same period in 2019 primarily as a result of proceeds received from the disposition of our bank branch asset during the three months ended March 31, 2020 offset by the acquisition of multi-family assets during the three months ended March 31, 2019.
Cash used in financing activities was $1.4 million for the three months ended March 31, 2020 compared to cash provided by financing activities of $27.7 million for the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2020 was related to principal payments on mortgage debt in the amount of $0.3 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million. Cash provided by financing activities for the three months ended March 31, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility. See also Note 7 to the condensed consolidated financial statements for a summary of the Credit Agreement.
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
Distributions
For the three months ended March 31, 2020 and 2019, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

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

	As of
	March 31, 2020	December 31, 2019
Balance Sheet Data:
Total assets	$393,718	$400,232
Debt, net	$93,024	$93,203

	Three Months Ended March 31,
	2020	2019
Operating Data:
Total revenues	$9,286	$10,257
Net loss	$(3,229)	$(455)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$75,314	$103,685
Long-term obligations (a)	$95,269	$76,340
Supplemental Measures:
Funds from operations and adjusted funds from operations (b)	$(59)	$2,275
Cash Flows Data:
Net cash flows used in operating activities	$(2,480)	$(4)
Net cash flows provided by (used in) investing activities	$1,092	$(7,756)
Net cash flows (used in) provided by financing activities	$(1,353)	$27,704
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

	Three Months Ended March 31,
	2020	2019
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,201)	$(455)
Depreciation and amortization (a)	3,224	2,730
Gain on sale of investment properties, net	(82)	—
Funds from operations and adjusted funds from operations	$(59)	$2,275
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2020, our debt included an outstanding variable-rate term loan of $30.0 million and a variable rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of March 31, 2020, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.3 million.
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
As of March 31, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.7 million as of March 31, 2020 and is included in other liabilities in the accompanying consolidated condensed balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
The following risk factor supplements the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, may adversely affect our business.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
Certain states and cities, including those where we own properties and where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants operate.
In particular, many of our tenants at our retail properties have ceased operating or are operating in a reduced capacity due to governmental restrictions on their business activities, and certain of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy and rental rates at our properties. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs. The current decreased customer traffic or continued decreased traffic in the future could adversely impact our ability to successfully execute our leasing strategy and operational objectives at our retail properties.
In addition, the reduced economic activity that has resulted from the COVID-19 pandemic could result in reduced demand for space at our multi-family properties or an inability or unwillingness of our tenants at our multi-family properties to pay rent or otherwise meet their lease obligations to us on a timely basis or at all. Any decrease in demand at our multi-family properties could make it difficult for us to renew or re-lease such properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs.
The COVID-19 pandemic could trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, loss of employment or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy, which could result in a decline in our occupancy percentage and reduction in rental revenues.
Many cities and states have issued moratoriums on evictions, are subject to court closures and/or reduced court operations or have imposed other limitations on landlords’ ability to enforce legal remedies typically available against tenants that fail to pay rent, which can negatively impact rent collections. In addition, partly in response to an executive order issued by the Governor of Illinois, the majority of our employees based at our headquarters are currently working remotely. The effects of the executive order, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•
reduced economic activity may severely impact our tenants’ businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew;

•
difficulty in accessing the lending markets (or a significant increase in the costs of doing so), severe disruption or instability in the global financial markets, or deteriorations in credit and financing conditions, may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis;

•
the financial impact of the pandemic, or a future pandemic, could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends;

•	impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;

•	inability to initiate or pursue litigation due to various court closures and/or moratoriums on certain types of activities; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.

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

Signature	Date
/s/ Richard Vance	May 14, 2020
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Melkus	May 14, 2020
Name: Paul Melkus
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)