Form 10-Q
period 2020-06-30
Highlands REIT, Inc.
filed 2020-08-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☑	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 10, 2020 there were 879,831,608 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investment properties
Land	$84,150	$82,877
Building and other improvements	294,231	289,351
Construction in progress	528	—
Total	378,909	372,228
Less accumulated depreciation	(61,643)	(56,431)
Net investment properties	317,266	315,797
Cash and cash equivalents	63,974	75,404
Restricted cash and escrows	2,742	2,651
Accounts and rents receivable (net of allowance of $1,297 and $1,178 as of June 30, 2020 and December 31, 2019, respectively)	3,146	3,105
Intangible assets, net	426	1,339
Deferred costs and other assets, net	3,417	1,936
Total assets	$390,971	$400,232
Liabilities
Debt, net	$92,943	$93,203
Accounts payable and accrued expenses	10,938	11,535
Intangible liabilities, net	786	842
Other liabilities	2,552	4,055
Total liabilities	107,219	109,635
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 879,831,608 and 876,074,038 shares issued and outstanding as of June 30, 2020 and December 31, 2020, respectively	8,798	8,761
Additional paid-in capital	1,410,309	1,408,993
Accumulated distributions in excess of net income	(1,134,619)	(1,127,270)
Accumulated other comprehensive (loss) income	(670)	18
Total Highlands REIT, Inc. stockholders’ equity	283,818	290,502
Non-controlling interests	(66)	95
Total equity	283,752	290,597
Total liabilities and equity	$390,971	$400,232

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$5,696	$10,298	$14,053	$20,439
Other property income	177	103	1,106	220
Total revenues	5,873	10,401	15,159	20,659
Expenses
Property operating expenses	1,793	1,985	3,992	3,889
Real estate taxes	1,066	1,317	2,717	2,623
Depreciation and amortization	3,259	2,729	6,554	5,459
General and administrative expenses	2,893	3,082	7,451	7,465
Total expenses	9,011	9,113	20,714	19,436
Gain on sale of investment properties, net	—	8,841	82	8,841
(Loss) income from operations	(3,138)	10,129	(5,473)	10,064
Interest income	26	398	212	767
Interest expense	(1,048)	(1,006)	(2,128)	(1,765)
Net (loss) income	(4,160)	9,521	(7,389)	9,066
Net loss attributable to non-controlling interests	12	—	40	—
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(4,148)	$9,521	$(7,349)	$9,066
Net (loss) income per common share, basic and diluted	$(0.00)	$0.01	$(0.01)	$0.01
Weighted average number of common shares outstanding, basic and diluted	879,636,248	875,755,799	878,854,037	874,573,967

Comprehensive loss
Net (loss) income	$(4,160)	$9,521	$(7,389)	$9,066
Unrealized loss on derivatives	(57)	—	(809)	—
Total other comprehensive (loss) income	(57)	—	(809)	—
Comprehensive (loss) income	(4,217)	9,521	(8,198)	9,066
Comprehensive loss attributable to non-controlling interests	21	—	161	—
Comprehensive (loss) income attributable to Highlands REIT, Inc. common stockholders	$(4,196)	$9,521	$(8,037)	$9,066

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$—	$(1,132,119)	$284,100	$—	$284,100
Net loss	—	—	—	—	(455)	(455)	—	(455)
Share-based compensation	3,900,689	39	1,326	—	—	1,365	—	1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828	$—	$(1,132,574)	$285,010	$—	$285,010
Net income	—	—	—	—	9,521	9,521	—	9,521
Share-based compensation	285,716	3	97	—	—	100	—	100
Balance at June 30, 2019	875,875,109	$8,759	$1,408,925	$—	$(1,123,053)	$294,631	$—	$294,631

Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss		—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869
Net loss	—	—	—	—	(4,148)	(4,148)	(12)	(4,160)
Other comprehensive loss	—	—	—	(48)	—	(48)	(9)	(57)
Share-based compensation	277,778	2	98	—	—	100	—	100
Balance at June 30, 2020	879,831,608	$8,798	$1,410,309	$(670)	$(1,134,619)	$283,818	$(66)	$283,752
See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(7,389)	$9,066
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,554	5,459
Amortization of above and below market leases, net	(56)	(205)
Amortization of debt discounts and financing costs	166	107
Straight-line rental income	28	(332)
Gain on sale of investment properties, net	(82)	(8,841)
Non-cash stock-based compensation expense	1,395	2,177
Changes in assets and liabilities:
Accounts and rents receivable, net	(69)	(172)
Deferred costs and other assets, net	(1,166)	(236)
Accounts payable and accrued expenses	451	(1,753)
Other liabilities	(2,314)	(231)
Net cash flows (used in) provided by operating activities	$(2,482)	$5,039
Cash flows from investing activities:
Capital expenditures and tenant improvements	(871)	(560)
Acquisition of investment properties, net	(7,372)	(43,217)
Proceeds from sale of investment properties, net	1,287	53,163
Payment of leasing fees	(384)	(395)
Net cash flows (used in) provided by investing activities	$(7,340)	$8,991
Cash flows from financing activities:
Payment of debt issuance costs	(15)	(392)
Proceeds from credit agreement	—	29,375
Principal payments of mortgage debt	(412)	(311)
Payment for tax withholding for share-based compensation	(1,090)	(1,120)
Net cash flows (used in) provided by financing activities	$(1,517)	$27,552
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,339)	41,582
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$66,716	$125,323

Cash and cash equivalents	$63,974	$122,751
Restricted cash and escrows	2,742	2,572
Cash, cash equivalents and restricted cash, at end of period	$66,716	$125,323

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,766	$1,471
Cash paid for taxes	$21	$27
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$519	$233
Other liabilities arising from unrealized loss on derivative instruments	$809	$—
Lease assets and liabilities arising from the recognition of right-of-use assets	$262	$298
Assumption of mortgage debt on acquired properties	$—	$11,449

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of June 30, 2020, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of June 30, 2020 and December 31, 2019, the Company owned 20 assets and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread, intensity and any resurgence of the pandemic and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain and difficult to predict.
Given the uncertainty, we cannot predict the effect on future periods, but the adverse impact that could occur on the Company's future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of extended eviction moratoriums, additional rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments to the carrying amount of the receivables, and asset impairment charges.
During the six months ended June 30, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and have granted deferrals of approximately $278 to 11 of our tenants. In exchange, the tenants have agreed to various repayment periods, ranging between three and 24 months, beginning as early as July 1, 2020. In accordance with the terms set forth in the FASB Q&A Document, we have accounted for the concessions as if no changes to the lease contract were

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
made. Under that accounting, we increase our lease receivable as receivables accrue and recognize rental income in our condensed consolidated financial statements during the deferral period. Because we accrued revenue as it was due in accordance with the various lease agreements and did not adjust straight-line rental income, our accounts receivable balance as of June 30, 2020 is higher than our historical accounts receivable. In connection with these rent deferrals, we increased our allowance for bad debt by approximately $73.

Additionally, during the three months ended June 30, 2020, we granted abatements in the aggregate of approximately $724 to nine tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $516 of the total abatement amount. We reviewed each lease agreement in connection with the abatements to determine whether such abatements, including any lease extensions related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted for each abatement as such.

Our multi-family portfolio was also impacted by the pandemic. While we experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the three months ended June 30, 2020, which resulted in decreased rental income. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation, limiting the actions we can take with respect to residents who are not making their rental payments. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.

We anticipate that we may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt expense. Our second quarter rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.
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
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 20, 2020, as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.
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
June 30, 2020
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
As of June 30, 2020 and December 31, 2019, respectively, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2020 is $27,264 and $19,786, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2019 is $28,073 and $19,074, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Revenue Recognition
The Company commences revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls, the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether the Company or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses associated with lease-related receivables where collection of substantially all operating lease payments is not probable during the six months ended June 30, 2019. The adjustment to property operating expenses during the three and six months ended June 30, 2020 was $30 for receivables where collection was determined not probable.
The Company records lease termination income, included in other property income, if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the condensed consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net, in the condensed consolidated balance sheets and are amortized to depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss over the remaining lease term.
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
We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:
•Estimate the value of the property “as if vacant” as of the acquisition date;
•Allocate the value of the property among land, building, and other improvements and determine the associated useful life for each;
•Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);
•Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;
•Estimate the fair value of assumed debt, if any, and value the favorable or unfavorable debt position acquired; and
•Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.
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
There were no assets held for sale on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.
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
June 30, 2020
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
Recently Issued Accounting Pronouncements
On April 10, 2020, the FASB issued a document titled “Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic” (“FASB Q&A document”), which focused on the application of lease guidance for concessions related to the effects of the coronavirus disease 2019 (“COVID-19”) pandemic. In this document, the FASB staff allowed entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, (“Topic 842”) as though enforceable rights and obligations for those qualifying concessions existed.
The FASB also acknowledged that some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing, but the amount of consideration is substantially the same as that required under the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than others. Two of those methods are:

•Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables accrue. In its statements of operations, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.
•Account for the deferred payments as a variable lease payment.
In cases where we granted a payment deferral as a result of COVID 19, we have accounted for most of the concessions as if no changes to the lease contract were made. Under that accounting, we increased our lease receivable as receivables accrued in our statements of operations and will continue to recognize rental income during the deferral period. Refer also to Note 1, Organization, and Note 5, Leases, for discussion related to the impact on the condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The adoption of this ASU on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases”, which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. For leases with a term of twelve months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, with a balance as of June 30, 2020, on the condensed consolidated balance sheets of approximately $296, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on our condensed consolidated financial statements.
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
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the six months ended June 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $72.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020

Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
The purchase price has been allocated as follows:

Land	$1,849
Building and other improvements	5,407
Intangible assets, net	116
Total assets	$7,372
During the six months ended June 30, 2019, the Company acquired four multi-family assets for a gross acquisition price of $54,681, including capitalized transaction costs of approximately $181.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,191
			$54,681
The purchase price allocation for each acquisition has been recorded as follows:

	The Detroit and Detroit Terraces	The View	Tennyson44	Total
Land	$3,370	$7,272	$1,533	$12,175
Building and other improvements	15,006	8,862	17,410	41,278
Intangible assets, net	301	286	248	835
Total assets	$18,677	$16,420	$19,191	$54,288

Debt discount on mortgage assumption	393	—	—	393
Total liabilities	$393	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$54,681
4. Disposed Properties
The following table reflects the property dispositions during the six months ended June 30, 2020. The Company recognized a net gain on sale of investment properties of $82.

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
June 30, 2020

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
5. Leases
Leasing as a lessor
        Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to ten years as of June 30, 2020 and December 31, 2019.
We recognize rental income from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.
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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. (“Alta”) for one building of our office asset located in San Jose, California.  The amendment with Alta acknowledged Alta was in payment default of its lease, and we collected on a letter of credit. The lease terminated during the six months ended June 30, 2020 and $671 was recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”), indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. Approximately 4.1% and 24.1% of our revenue was derived from GEO's net lease on our Hudson correctional facility asset for the six months ended June 30, 2020 and 2019, respectively. A non-renewal by GEO was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018. While we continue to seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
period of vacancy, we expect it will continue to be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, the expiration of this lease has had a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income related to fixed lease payments	$5,129	$8,471	$12,240	$16,674
Lease income related to variable lease payments	567	1,827	1,813	3,765
Other (1)	177	103	1,106	220
Lease income	$5,873	$10,401	$15,159	$20,659
(1) For the three and six months ended June 30, 2020 and 2019, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of June 30, 2020, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2020 (remaining)	$4,578
2021	9,618
2022	7,737
2023	7,034
2024	6,568
Thereafter	25,215
Total	$60,750
The majority of the revenue from the Company’s assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements, and are included in rental income on the condensed consolidated statements of operations and comprehensive loss.
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At June 30, 2020, the balance was $294 and was recorded in the condensed

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate as of January 1, 2019.
During the six months ended June 30, 2020, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities) for leased assets from a third party for our corporate office space with a lease term expiring in December 2021. At June 30, 2020, the balance was $262 and was recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 3.3%, reflecting the Company's incremental borrowing rate as of January 1, 2020.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our leases at June 30, 2020 and a reconciliation of those cash flows to the operating lease liability at June 30, 2020.

2020 (remaining)	$99
2021	200
2022	21
2023	21
2024	21
Thereafter	373
735
Imputed interest	(179)
Lease liability	$556
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accrued real estate taxes	$6,497	$6,372
Accrued compensation	2,105	3,606
Accrued interest payable	564	369
Other accrued expenses	1,772	1,188
	$10,938	$11,535
7. Debt
Total debt outstanding as of June 30, 2020 and December 31, 2019 was as follows:

	As of June 30,2020	As of December 31,2019
Debt, gross	$94,513	94,926
Mortgage discount	(326)	(349)
Deferred financing costs, net	(1,244)	(1,374)
Total Debt, Net	$92,943	$93,203
As of June 30, 2020, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020

Debt maturing during the year ended December 31,	As of June 30, 2020	Weighted average interest rate
2020 (remaining)	$—	—%
2021	—	—%
2022	9,114	5.24%
2023	18,471	3.28%	(1)
2024	30,000	2.08%
Thereafter	36,928	4.38%
Total	$94,513	3.52%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of June 30, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.
As of June 30, 2020, we had not made monthly payments due under the mortgages encumbering certain retail properties (including State Street and Buckhorn Plaza) because certain tenants at these properties continued to fail to pay their minimum rental payments. We have not made mortgage payments on the State Street mortgage since April 2020 and have not made a decision regarding future payments due under the mortgage loan. We are currently in discussions with both the lender regarding the mortgage loan and with the tenants regarding their outstanding and future rental payments. As previously reported, we had not made mortgage payments on the Market at Hilliard loan, but as of June 30, 2020, we made the required payments to bring the loan current. See Note 14, Subsequent Events, for discussion related to mortgage payments and other events that have occurred subsequent to the date of the accompanying condensed consolidated financial statements.
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
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of June 30, 2020, is approximately 1.92%.

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
June 30, 2020
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
The Company currently expects to use borrowings under the Credit Facility for working capital purposes, repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. In connection with entering into the Credit Facility, the Company borrowed under the Term Loan Facility with a balance of $30,000 as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company was in compliance with such covenants in all material respects.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the six months ended June 30, 2020. In addition, the Company pays (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
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
8. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
•Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
•Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of June 30, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as accumulated other comprehensive loss related to the unrealized loss on our derivative financial instrument was $788 as of June 30, 2020. The Company had no derivative instruments as of June 30, 2019. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. For the three and six months ended June 30, 2020, $57 and $809, respectively, was recognized in unrealized loss on derivatives in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, no unrealized loss or gain on derivatives was included on the condensed consolidated statements of operations and comprehensive loss.
The Company estimates that $254 will be reclassified as an increase to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in “Other liabilities”	$—	$788	$—	$788

	December 31, 2019
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as assets in “Deferred costs and other assets, net”	$—	$21	$—	$21
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and six months ended June 30, 2020, events and circumstances indicated that certain retail and multi-family properties might be impaired. However, the Company's estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value. The Company did not identify any impairment triggers during the three and six months ended June 30, 2019.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of June 30, 2020 and as of December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$94,513	$90,410	$94,926	$94,934
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.40% and 3.93% per annum as of June 30, 2020 and December 31, 2019, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 2.55% to 6.43% as of June 30, 2020. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
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
During the six months ended June 30, 2020 and 2019, no income tax benefit or expense was included on the condensed consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
The following table summarizes net property operations by segment for the three months ended June 30, 2020.

	Three Months Ended June 30, 2020
	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$5,696	$526	$1,549	$—	$3,621	$—
Other property income	177	—	—	—	177	—
Total income	5,873	526	1,549	—	3,798	—
Operating expenses	2,859	275	809	184	1,460	131
Net operating income (loss)	$3,014	$251	$740	$(184)	$2,338	$(131)
Non-allocated expenses (a)	(6,152)
Other income and expenses (b)	(1,022)
Net loss attributable to non-controlling interests	12
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,148)
(a) Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income and interest expense.
The following table summarizes net property operations by segment for the three months ended June 30, 2019.

	Three Months Ended June 30, 2019
	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$10,298	$3,170	$4,823	$732	$1,573	$—
Other property income	103	—	4	—	99	—
Total income	10,401	3,170	4,827	732	1,672	—
Operating expenses	3,302	143	2,157	184	643	175
Net operating income (loss)	$7,099	$3,027	$2,670	$548	$1,029	$(175)
Non-allocated expenses (a)	(5,811)
Other income and expenses (b)	(608)
Gain on sale of investment properties (c)	8,841
Net income attributable to Highlands REIT, Inc. common stockholders	$9,521
(a) Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income and interest expense.
(c)  Gain on the sale of investment properties is related to one retail asset and one land parcel.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
The following table summarizes net property operations by segment for the six months ended June 30, 2020.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$14,053	$1,666	$4,425	$699	$7,263	$—
Other property income	1,106	—	—	768	338	—
Total income	15,159	1,666	4,425	1,467	7,601	—
Operating expenses	6,709	698	2,253	388	3,099	271
Net operating income (loss)	$8,450	$968	$2,172	$1,079	$4,502	$(271)
Non-allocated expenses (a)	(14,005)
Other income and expenses (b)	(1,916)
Gain on sale of investment properties (c)	82
Net loss attributable to non-controlling interests	40
Net loss attributable to Highlands REIT, Inc. common stockholders	$(7,349)

Balance Sheet Data
Real estate assets, net (d)	$317,692	$32,779	$65,271	$26,135	$184,548	$8,959
Non-segmented assets (e)	73,279
Total assets	$390,971
Capital expenditures	$871	$—	$626	$—	$237	$8
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
June 30, 2020
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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(4,148)	$9,521	$(7,349)	$9,066

Denominator:
Weighted average number of common shares outstanding - basic and diluted	879,636,248	875,755,799	878,854,037	874,573,967

Basic and diluted earnings per share:
Net (loss) income per common share	$(0.00)	$0.01	$(0.01)	$0.01

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
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
For the six months ended June 30, 2020, the Company granted 6,625,002 shares of common stock with an aggregate value of $2,385 based on an estimated net asset value per share of $0.36. Additionally, for accounting purposes, the Company granted shares with an aggregate value of $125 that will vest in August 2020, subject to the applicable executive's continued employment with the Company through the vest date. During the six months ended June 30, 2019, the Company granted 6,100,002 of fully vested shares of common stock with an aggregate value of $2,135 based on an estimated net asset value per share of $0.35.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of June 30, 2020, 10,840,435 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of June 30, 2020 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	357,143	$0.35
Granted	6,625,002	0.36
Vested	(6,625,002)	0.36
Other (1)	(9,921)	—
Balance at June 30, 2020	347,222	$0.36
(1) Represents the change in the number of shares granted in 2019 based on an estimated net asset value per share of $0.35 and the actual shares vesting in 2020 based on an estimated net asset value per share of $0.36

For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, in the amount of $2,427 and $2,177, respectively, related to the Incentive Award Plan. For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $121 and $184, respectively. At June 30, 2020, there was approximately $7 of estimated unrecognized compensation expense related to these awards, which is expected to be recognized through August 1, 2020. For the six months ended June 30, 2020 and 2019, the Company paid $1,090 and $1,120, respectively, related to tax withholding for share-based compensation.
13. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters (may) have a material adverse effect on the financial statements of the Company.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2020
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated as a result of signing this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease.
14. Subsequent Events
As a result of the COVID-19 pandemic, we have experienced and may continue to experience difficulty collecting timely rental payments from tenants that are experiencing financial difficulties and/or are (or have been) subject to governmental restrictions on their operations.
During the third fiscal quarter of 2020, certain tenants at our retail properties (including State Street, Market at Hilliard and Buckhorn Plaza) continued to not make the rental payments due under their leases. During July and August 2020, we made the required monthly payments on the Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the August payment date. No mortgage payments have been made on the State Street mortgage since April 2020, no decision has been made regarding future payments and we received a default notice from the lender on July 17, 2020. If any of these loans is in a non-performing status for an extended period of time, principal repayment may be accelerated per the terms of the underlying loan agreements.

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
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent coronavirus disease 2019 (“COVID-19”) pandemic; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
The ongoing impact of the current outbreak of COVID-19 on the U.S., regional and global economies and the broader financial markets is currently one of the most significant factors impacting our Company. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, many of the other important factors described above. It is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity, duration and any resurgences of the outbreak domestically and internationally, the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19, and the effect of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent.
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
Overview
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands’ wholly-owned and consolidated subsidiaries.
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
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the severe effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option in the next 16-28 months. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of June 30, 2020, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended June 30, 2020, and 2019.
Basis of Presentation
The accompanying condensed consolidated financial statements reflect the accounts of the Company. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our condensed consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.

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
Impact of COVID-19

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our business and our efforts to respond to those impacts. The COVID-19 pandemic, the significant and wide-ranging responses of international, federal, state and local public health and governmental authorities in regions across the United States and the world to the COVID-19 pandemic, and the volatile economic, business and financial market conditions resulting therefrom, have negatively impacted our business, financial condition and results of operations and we anticipate that such factors will continue to negatively impact our business, financial condition and results of operations for the remainder of 2020 and in future periods.

Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of June 30, 2020. As a result of the high degree of uncertainty surrounding the COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for the second quarter of 2020 and future periods.

During the six months ended June 30, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and have granted deferrals of an aggregate of approximately $0.3 million to 11 of our tenants. In exchange, the tenants have agreed to various repayment periods, ranging between three and 24 months, beginning as early as July 1, 2020. In accordance with the terms set forth in the FASB Q&A Document, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we increase our lease receivable as receivables accrue in our statements of operations and recognize rental income during the deferral period. Because we accrued revenue as it was due in accordance with the various lease agreements and did not adjust straight-line rental income, our accounts receivable balance as of June 30, 2020 is higher than in our historical accounts receivable. In connection with these rent deferrals, we increased our allowance for bad debt by approximately $0.1 million, relating only to the deferred receivables.

Additionally, during the three months ended June 30, 2020, we granted abatements in the aggregate of approximately $0.7 million to nine tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $0.5 million of the total abatement amount. We reviewed each lease agreement in connection with the abatements to determine whether such abatements, including any lease extensions related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted each abatement as such.

Our multi-family portfolio was also impacted by the pandemic. While we experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the three months ended June 30, 2020, which resulted in decreased rental income. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation limiting the actions we can take with respect to residents who are not making their rental payments. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.

We anticipate that we may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt. Our second quarter rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.

During the three months ended June 30, 2020, tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) representing approximately 50%, 25% and 40%, respectively, of amounts billed at these properties during the quarter failed to make the payments due under their leases. As a result, we did not pay the monthly payments due under the mortgages encumbering these properties beginning in April 2020. On June 30, 2020, the Company brought the loan on Market at Hilliard current by submitting the April, May and June debt service payments to the lender and made timely payments for July and August, subsequent to the end of the quarter. During the third quarter, we made the April, May, June, July and August debt service payments on the Buckhorn Plaza loan. We have not made any decisions related to future payments on the State Street loan.

The largest anchor tenant (Burlington Coat Factory) at State Street recently suffered property damage as a result of recent civil unrest. This tenant occupies approximately 72,600 square feet (37.5%) of the total gross leasable area at State Street and may not reopen for business until September 2020, or later.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our business, operations and liquidity, including the following:

•We have adapted our operations to protect employees, including implementing a work-from-home policy and cancelling corporate travel until further notice. We believe the remote-work technology we have provided to our workforce has enabled a smooth transition to working from home with minimal impact to our operations. The health and safety of our employees and their families remains a top priority for us.
•We maintain frequent communication with our tenants, and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic.

Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under “Part II-Item 1A. Risk Factors.”

Acquisition and Disposition Activity
During the six months ended June 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7.4 million.

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
During the six months ended June 30, 2019, we acquired the following properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson	Denver, Colorado	June 11, 2019	19,191
			$54,681
During the six months ended June 30, 2020, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
During the six months ended June 30, 2019, we sold the following “non-core” assets:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
Results of Operations
Comparison of the three and six months ended June 30, 2020 and 2019
Key performance indicators are as follows:

	As of June 30,
	2020	2019
Economic occupancy (a)	71.7%	91.6%
Rent per square foot (b)	$14.24	$17.52
(a)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.

(b)Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.
The decrease in occupancy and rent per square foot in 2020 is primarily due to the termination of the lease with The GEO Group, Inc. (“GEO”) at our correctional facility. See also Note 5 in the condensed consolidated financial statements for additional discussion.
Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Net (loss) income	$(4,160)	$9,521	$(13,681)	(143.7)%	$(7,389)	$9,066	$(16,455)	(181.5)%
Net loss for the three months ended June 30, 2020 was $4.2 million compared to net income of $9.5 million during the three months ended June 30, 2019 due to termination of the lease with GEO at the correctional facility, disposition of Lincoln Mall in June 2019, the impact of abatements granted related to the pandemic and civil unrest at the retail properties including, but not limited to, the Sherman Plaza and State Street retail assets, and termination of the Alta lease at the Trimble office asset. The impacts were partially offset by income from operations related to the multi-family asset acquisitions.
Net loss increased by $16.5 million, to $7.4 million, for the six months ended June 30, 2020 compared to net income of $9.1 million for the six months ended June 30, 2019, primarily as a result of the factors discussed above.
Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Income:
Rental income	$5,696	$10,298	$(4,602)	(44.7)%	$14,053	$20,439	$(6,386)	(31.2)%
Other property income	177	103	74	71.8%	1,106	220	886	402.7%
Total revenues	$5,873	$10,401	$(4,528)	(43.5)%	$15,159	$20,659	$(5,500)	(26.6)%

Expenses:
Property operating expenses	$1,793	$1,985	$(192)	(9.7)%	$3,992	$3,889	$103	2.6%
Real estate taxes	1,066	1,317	(251)	(19.1)%	2,717	2,623	94	3.6%
Depreciation and amortization	3,259	2,729	530	19.4%	6,554	5,459	1,095	20.1%
General and administrative expenses	2,893	3,082	(189)	(6.1)%	7,451	7,465	(14)	(0.2)%
Total expenses	$9,011	$9,113	$(102)	(1.1)%	$20,714	$19,436	$1,278	6.6%
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
Total revenues decreased by $4.5 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily as a result of revenues related to the disposition of Lincoln Mall, termination of the lease with GEO at the correctional facility, rent concessions and lease terminations related to the retail assets, partially offset by income from the acquisition of multi-family assets and lease termination fees related to the Alta lease.

Total revenues decreased by $5.5 million in the six months ended June 30, 2020 compared to the same period in 2019, due to the factors discussed above.
Property operating expenses decreased by $0.2 million in the three months ended June 30, 2020, compared to the same period in 2019, primarily as a result of disposition of Lincoln Mall and operations impacted by the pandemic.
Property operating expenses increased by $0.1 million in the six months ended June 30, 2020, compared to the same period in 2019, primarily as a result of termination of the GEO lease discussed above.
Real Estate Taxes
Real estate taxes decreased by $0.3 million during the three months ended June 30, 2020 compared to the same period in 2019, primarily as a result of the disposition of Lincoln Mall.
There was an increase of $0.1 million in real estate taxes for the six months ended June 30, 2020 compared to the same period in 2019 related to the multi-family asset acquisitions and the GEO lease, partially offset by the disposition of Lincoln Mall.
Depreciation and Amortization
Depreciation and amortization increased by $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to the acquisition and disposition activity discussed above.
General Administrative Expenses

General and administrative expense decreased by $0.2 million for the three months, and did not change significantly for the six months, ended June 30, 2020, respectively, compared to the same periods in 2019 due to reductions in audit fees and travel, partially offset by consulting expense (timing of acquisitions in 2020 vs. 2019) and the write-off of acquisition-related costs due to suspended acquisition activity during the second quarter of this fiscal year.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Non-operating income and expenses:
Interest income	$26	$398	$(372)	(93.5)%	$212	$767	$(555)	(72.4)%
Gain on sale of investment properties, net	—	8,841	(8,841)	(100.0)%	82	8,841	(8,759)	(99.1)%
Interest expense	(1,048)	(1,006)	42	4.2%	(2,128)	(1,765)	363	20.6%

        Interest Income
        Interest income decreased by $0.4 million and $0.6 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 as a result of a decrease in average cash balances as well as interest rates during the six months ended June 30, 2020.
        Gain on Sale of Investment Properties
During the six months ended June 30, 2020, the gain on sale of investment properties, recognized in the first quarter, was attributed to Highlands' sale of the bank branch asset.
During the three and six months ended June 30, 2019, the gain on sale of investment properties was attributed to Highlands' sale of Lincoln Mall and the RDU land parcel.
Interest Expense
Interest expense increased by $0.4 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to borrowings related to multi-family asset acquisition, (The Locale) during the third quarter of 2019.

Leasing Activity
        Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of June 30, 2020:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2020	2	7,036	$138	0.7%	1.3%	$19.68
2021	3	84,461	883	8.3%	8.1%	10.45
2022	6	160,433	2,320	15.7%	21.2%	14.46
2023	5	12,355	206	1.2%	1.9%	16.64
2024	5	48,148	785	4.7%	7.2%	16.31
2025	12	76,722	1,072	7.5%	9.8%	13.97
2026	4	20,191	428	2.0%	3.9%	21.22
2027	5	502,632	2,533	49.2%	23.1%	5.04
2028	6	46,419	898	4.5%	8.2%	19.35
2029	2	26,542	311	2.6%	2.8%	11.72
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	2	33,633	1,322	3.3%	12.1%	39.29
Grand Total	53	1,021,447	$10,938	100.0%	100.0%	$10.71
The following table represents new and renewed leases that commenced during the six months ended June 30, 2020:

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
Renewals	9	58,077	$13.51	5.32
During the six months ended June 30, 2020, nine renewals commenced (not including multi-family leases) with gross leasable area totaling 58,077 square feet. The weighted average lease term for renewal leases was 5.32 years.
Liquidity and Capital Resources
As of June 30, 2020, we had $64.0 million of cash and cash equivalents, and $2.7 million of restricted cash and escrows.
Our principal demands for funds have been or may be:
•to pay the operating expenses of our assets;
•to pay our general and administrative expenses;
•to pay for acquisitions;
•to pay for capital commitments;
•to pay for short-term obligations;
•to service or pay-down our debt; and
•to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:
•cash flows from our investment assets;

•proceeds from sales of assets; and
•proceeds from debt.
Our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations. In particular, 26.7% of our revenue for the year ended December 31, 2019 was derived from a net lease with GEO on our Hudson correctional facility asset. This lease expired in January of 2020 and GEO has vacated the facility.
In April 2020, we executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated as a result of signing this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease.
As discussed above, the COVID-19 pandemic has had a material, adverse impact on the states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic could have a material adverse effect on our financial condition and cash flows as the reduced economic activity that has resulted from the COVID-19 pandemic severely impacts certain of our tenants’ business, financial condition and liquidity, and may also cause certain tenants to be unable to meet their obligations to us in full. To be judicious with our capital, as of June 30, 2020, we did not make the mortgage payments due under the mortgage loans encumbered by State Street, at which certain tenants failed to pay their monthly rental payments. See also Note 7 (Debt) and Note 14 (Subsequent Events) in the accompanying condensed consolidated financial statements for additional discussion.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of June 30, 2020 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of June 30, 2020	Weighted average interest rate
2020 (remaining)	$—	—%
2021	—	—%
2022	9,114	5.24%
2023	18,471	3.28%	(1)
2024	30,000	2.08%
Thereafter	36,928	4.38%
Total	$94,513	3.52%
(1) See Note 7 in the accompanying condensed consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of June 30, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of June 30, 2020, is approximately 1.92%.
Total debt outstanding as of June 30, 2020 and December 31, 2019 was $94.5 million and $94.9 million, respectively, and had a weighted average interest rate of 3.52% and 4.00%, respectively, per annum.
Summary of Cash Flows
Comparison of the six months ended June 30, 2020 and 2019

	(in thousands)
	Six Months Ended June 30,
	2020	2019
Net cash flows (used in) provided by operating activities	$(2,482)	$5,039
Net cash flows (used in) provided by investing activities	(7,340)	8,991
Net cash flows (used in) provided by financing activities	(1,517)	27,552
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,339)	41,582
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$66,716	$125,323
Cash used in operating activities was $2.5 million for the six months ended June 30, 2020. Cash used in operating activities increased $7.5 million compared to the same period in 2019, primarily as a result of the GEO lease termination, which has caused cash flows from operations to be lower year over year. Additional factors include the impact of the pandemic and civil unrest on retail properties as a result of the pandemic and civil unrest as well as the Alta lease termination discussed also in Note 5 to the accompanying condensed consolidated financial statements. There was also an increase in cash paid for interest expense during the six months ended June 30, 2020.
Cash used in investing activities was $7.3 million for the six months ended June 30, 2020 compared to $9.0 million provided by investing activities for the six months ended June 30, 2019. Cash used in investing activities increased $16.3 million compared to the same period in 2019 primarily as a result of the acquisition of multi-family assets partially offset by proceeds received from the disposition of Lincoln Mall and the RDU land parcel during 2019 and the Citizens bank branch asset during the six months ended June 30, 2020.

Cash used in financing activities was $1.5 million for the six months ended June 30, 2020 compared to cash provided by financing activities of $27.6 million for the six months ended June 30, 2019. Cash used in financing activities for the six months ended June 30, 2020 was related to principal payments on mortgage debt in the amount of $0.4 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million. Cash provided by financing activities for the six months ended June 30, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility. See also Note 7 to the condensed consolidated financial statements for a summary of the Credit Agreement.
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
Distributions
For the six months ended June 30, 2020 and 2019, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

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

	As of
	June 30, 2020	December 31, 2019
Balance Sheet Data:
Total assets	$390,971	$400,232
Debt, net	$92,943	$93,203

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Data:
Total revenues	$5,873	$10,401	$15,159	$20,659
Net (loss) income	$(4,160)	$9,521	$(7,389)	$9,066
Net (loss) income per common share, basic and diluted	$(0.00)	$0.01	$(0.01)	$0.01
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$66,716	$125,323	$66,716	$125,323
Long-term obligations (a)	$95,069	$76,340	$95,069	$76,340
Supplemental Measures:
Funds From Operations and Adjusted Funds From Operations (b)	$(961)	$3,409	$(1,020)	$5,684
Cash Flows Data:
Net cash flows (used in) provided by operating activities	$(2)	$5,043	$(2,482)	$5,039
Net cash flows (used in) provided by investing activities	$(8,432)	$16,747	$(7,340)	$8,991
Net cash flows (used in) provided by financing activities	$(164)	$(152)	$(1,517)	$27,552
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(4,148)	$9,521	$(7,349)	$9,066
Depreciation and amortization (a)	3,187	2,729	6,411	5,459
Gain on sale of investment properties, net	—	(8,841)	(82)	(8,841)
Funds From Operations and Adjusted Funds From Operations	$(961)	$3,409	$(1,020)	$5,684
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive loss and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2020, our debt included an outstanding variable-rate term loan of $30.0 million and a variable-rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of June 30, 2020, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.3 million.
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
As of June 30, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.8 million as of June 30, 2020 and is included in other liabilities in the accompanying consolidated condensed balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The COVID-19 pandemic, including any resurgences, and the potential future outbreak of other highly infectious or contagious diseases, may adversely affect our business.
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
Certain states and cities, including those where we own properties and where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We are unable to predict whether cases of COVID-19 in our core markets or other areas in which we operate will decrease, increase, or remain the same, and whether local governments will mandate further closures of our tenants' businesses or implement other restrictive measures on their operations.
In particular, many tenants at our retail properties have ceased operating or are operating in a reduced capacity due to governmental restrictions on their business activities. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic. Certain of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy and rental rates at our properties. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs. The current decreased customer traffic or continued decreased traffic in the future could adversely impact our ability to successfully execute our leasing strategy and operational objectives at our retail properties.
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
The COVID-19 pandemic could trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, loss of employment or other reasons and could therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy, which could result in a decline in our occupancy percentage and further reduction in rental revenues.

Many cities and states have issued moratoriums on evictions, are subject to court closures and/or reduced court operations or have imposed other limitations on landlords’ ability to enforce legal remedies typically available against tenants that fail to pay rent, which can negatively impact rent collections. In addition, partly in response to an executive order issued by the Governor of Illinois, the majority of our employees based at our headquarters are currently working remotely. The effects of an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, including any resurgences, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
•reduced economic activity may severely impact our tenants’ businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew;
•difficulty accessing the lending markets (or a significant increase in the costs of doing so), severe disruption or instability in the global financial markets, or deterioration in credit and financing conditions, may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis;
•the financial impact of the pandemic, or a future pandemic, could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends;
•impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;
•inability to initiate or pursue litigation due to various court closures and/or moratoriums on certain types of activities;
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting;
•the ability of our tenants who have been granted rent deferrals and abatements to timely pay deferred rent;
•tenant bankruptcies;
•any ability to renew leases or lease vacant space on favorable terms, or at all;
•a potentially prolonged recession and high unemployment negatively impacting consumer discretionary spend; and
•continued changes in consumer behavior in favor of e-commerce.
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)
4.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

* Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Date
/s/ Richard Vance	August 12, 2020
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Melkus	August 12, 2020
Name: Paul Melkus
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)