Form 10-Q
period 2020-09-30
Highlands REIT, Inc.
filed 2020-11-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55580

HIGHLANDS REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-0862795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

332 S Michigan Avenue, Ninth Floor Chicago, Illinois	60604
(Address of Principal Executive Offices)	(Zip Code)
(312) 583-7990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☑	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 9, 2020 there were 880,063,692 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investment properties
Land	$84,150	$82,877
Building and other improvements	294,794	289,351
Construction in progress	1,230	—
Total	380,174	372,228
Less accumulated depreciation	(64,407)	(56,431)
Net investment properties	315,767	315,797
Cash and cash equivalents	51,874	75,404
Restricted cash and escrows	3,113	2,651
Accounts and rents receivable (net of allowance of $1,668 and $1,178 as of September 30, 2020 and December 31, 2019, respectively)	2,714	3,105
Intangible assets, net	108	1,339
Deferred costs and other assets, net	3,426	1,936
Total assets	$377,002	$400,232
Liabilities
Debt, net	$82,654	$93,203
Accounts payable and accrued expenses	12,324	11,535
Intangible liabilities, net	764	842
Other liabilities	2,561	4,055
Total liabilities	98,303	109,635
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 880,025,011 and 876,074,038 shares issued and outstanding as of September 30, 2020 and December 31, 2020, respectively	8,800	8,761
Additional paid-in capital	1,410,376	1,408,993
Accumulated distributions in excess of net income	(1,139,786)	(1,127,270)
Accumulated other comprehensive (loss) income	(606)	18
Total Highlands REIT, Inc. stockholders’ equity	278,784	290,502
Non-controlling interests	(85)	95
Total equity	278,699	290,597
Total liabilities and equity	$377,002	$400,232

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$6,256	$8,955	$20,309	$29,394
Other property income	360	243	1,466	463
Total revenues	6,616	9,198	21,775	29,857
Expenses
Property operating expenses	2,434	1,565	6,426	5,454
Real estate taxes	1,548	1,156	4,265	3,779
Depreciation and amortization	3,118	3,109	9,672	8,568
General and administrative expenses	3,633	2,373	11,084	9,838
Total expenses	10,733	8,203	31,447	27,639
Gain on sale of investment properties, net	—	—	82	8,841
(Loss) income from operations	(4,117)	995	(9,590)	11,059
Interest income	19	581	231	1,348
Interest expense	(1,099)	(1,058)	(3,227)	(2,823)
Net (loss) income	(5,197)	518	(12,586)	9,584
Net loss (income) attributable to non-controlling interests	30	(10)	70	(10)
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(5,167)	$508	$(12,516)	$9,574
Net (loss) income per common share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.01
Weighted average number of common shares outstanding, basic and diluted	879,932,514	876,007,008	879,216,153	875,057,625

Comprehensive loss
Net (loss) income	$(5,197)	$518	$(12,586)	$9,584
Unrealized gain (loss) on derivatives	75	(96)	(734)	(96)
Total other comprehensive income (loss)	75	(96)	(734)	(96)
Comprehensive (loss) income	(5,122)	422	(13,320)	9,488
Comprehensive loss attributable to non-controlling interests	19	4	180	4
Comprehensive (loss) income attributable to Highlands REIT, Inc. common stockholders	$(5,103)	$426	$(13,140)	$9,492

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Three and Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$—	$(1,132,119)	$284,100	$—	$284,100
Net loss	—	—	—	—	(455)	(455)	—	(455)
Share-based compensation	3,900,689	39	1,326	—	—	1,365	—	1,365
Balance at March 31, 2019	875,589,393	$8,756	$1,408,828	$—	$(1,132,574)	$285,010	$—	$285,010
Net income	—	—	—	—	9,521	9,521	—	9,521
Share-based compensation	285,716	3	97	—	—	100	—	100
Balance at June 30, 2019	875,875,109	$8,759	$1,408,925	$—	$(1,123,053)	$294,631	$—	$294,631
Net income	—	—	—	—	508	508	10	518
Other comprehensive loss	—	—	—	(82)	—	(82)	(14)	(96)
Non-controlling interest equity contributions	—	—	—	—	—	—	127	127
Share-based compensation	198,929	2	68	—	—	70	—	70
Balance at September 30, 2019	876,074,038	$8,761	$1,408,993	$(82)	$(1,122,545)	$295,127	$123	$295,250

Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss		—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869
Net loss	—	—	—	—	(4,148)	(4,148)	(12)	(4,160)
Other comprehensive loss	—	—	—	(48)	—	(48)	(9)	(57)
Share-based compensation	277,778	2	98	—	—	100	—	100
Balance at June 30, 2020	879,831,608	$8,798	$1,410,309	$(670)	$(1,134,619)	$283,818	$(66)	$283,752
Net loss	—	—	—	—	(5,167)	(5,167)	(30)	(5,197)
Other comprehensive income	—	—	—	64	—	64	11	75
Share-based compensation	193,403	2	67	—	—	69	—	69
Balance at September 30, 2020	880,025,011	$8,800	$1,410,376	$(606)	$(1,139,786)	$278,784	$(85)	$278,699
See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12,586)	$9,584
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,672	8,568
Amortization of above and below market leases, net	(78)	(236)
Amortization of debt discounts and financing costs	251	208
Straight-line rental income	23	(180)
Gain on sale of investment properties, net	(82)	(8,841)
Non-cash stock-based compensation expense	1,402	2,220
Changes in assets and liabilities:
Accounts and rents receivable, net	368	(79)
Deferred costs and other assets, net	(1,127)	(18)
Accounts payable and accrued expenses	1,955	(1,644)
Other liabilities	(2,230)	281
Net cash flows (used in) provided by operating activities	$(2,432)	$9,863
Cash flows from investing activities:
Capital expenditures and tenant improvements	(2,136)	(765)
Acquisition of investment properties, net	(7,372)	(70,921)
Proceeds from sale of investment properties, net	1,287	53,163
Payment of leasing fees	(468)	(447)
Net cash flows used in investing activities	$(8,689)	$(18,970)
Cash flows from financing activities:
Payment of debt issuance costs	(36)	(424)
Proceeds from credit agreement	—	29,375
Proceeds from mortgage debt	—	18,684
Payoff of term loan related to credit agreement	(10,000)	—
Principal payments of mortgage debt	(764)	(465)
Payment for tax withholding for share-based compensation	(1,147)	(1,177)
Contributions from non-controlling interests	—	127
Net cash flows (used in) provided by financing activities	$(11,947)	$46,120
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,068)	37,013
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$54,987	$120,754

Cash and cash equivalents	$51,874	$116,335
Restricted cash and escrows	3,113	4,419
Cash, cash equivalents and restricted cash, at end of period	$54,987	$120,754

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flows information:
Cash paid for interest	$3,060	$2,399
Cash paid for taxes	$36	$36
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$319	$19
Write off of rent receivables	$—	$153
Loss on disposal of tenant improvements	$—	$299
Other liabilities arising from unrealized loss on derivative instruments	$713	$96
Lease assets and liabilities arising from the recognition of right-of-use assets	$219	$300
Assumption of mortgage debt on acquired properties	$—	$11,449

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2020, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of September 30, 2020 and December 31, 2019, the Company owned 20 assets and one parcel of unimproved land.
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

During the nine months ended September 30, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and have granted deferrals of approximately $275 to 10 of our tenants. In exchange, such tenants agreed to various repayment periods, ranging between three and 24 months. In accordance with the terms set forth in the FASB Q&A Document, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
increase our lease receivable as receivables accrue and recognize rental income in our condensed consolidated financial statements during the deferral period. In connection with these rent deferrals, we increased our allowance for bad debt by approximately $300 during the three months ended September 30, 2020, which includes amounts related to existing deferral agreements.

Additionally, during the nine months ended September 30, 2020, we granted abatements in the aggregate of approximately $871 to twelve tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $516 of the total abatement amount. We reviewed each lease agreement in connection with the abatements to determine whether such abatements, including any lease extensions related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted for each abatement as such.

Our multi-family portfolio was also impacted by the pandemic. While our multi-family portfolio experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the nine months ended September 30, 2020, which resulted in decreased rental income. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation, limiting the actions we can take with respect to residents who are not making their rental payments. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.

We anticipate that we may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt expense. Our second and third quarter rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.
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
September 30, 2020
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
As of September 30, 2020 and December 31, 2019, respectively, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2020 is $26,835 and $19,483, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2019 is $28,073 and $19,074, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
September 30, 2020
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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses associated with lease-related receivables where collection of substantially all operating lease payments is not probable during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the adjustment to reduce rental income was $40 in each period and the adjustment to property operating expenses was $270 and $300, respectively, for receivables where collection was determined not probable.
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
September 30, 2020
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
There were no assets held for sale on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
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
The FASB also acknowledged that some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing of payments, but the amount of consideration is substantially the same as that required under the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than others. Two of those methods are:

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
In cases where we granted a payment deferral as a result of COVID-19, we have accounted for most of the concessions as if no changes to the lease contract were made. Under that accounting, we increased our lease receivable as receivables accrued in our statements of operations and will continue to recognize rental income during the deferral period. Refer also to Note 1, Organization, and Note 5, Leases, for discussion related to the impact on the condensed consolidated financial statements.
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
September 30, 2020
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
In February 2016, the FASB issued ASU 2016-02, “Leases”, which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. For leases with a term of twelve months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the condensed consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, with a balance as of September 30, 2020, on the condensed consolidated balance sheets of approximately $292, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the nine months ended September 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $72.

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

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson44	Denver, Colorado	June 11, 2019	19,191
The Locale	Allendale, MI	August 16, 2019	27,696
			$82,377
The purchase price allocation for each acquisition has been recorded as follows:

	The Detroit and Detroit Terraces	The View	Tennyson44	The Locale	Total
Land	$3,370	$7,272	$1,533	$4,295	$16,470
Building and other improvements	15,006	8,862	17,410	22,460	63,738
Intangible assets, net	301	286	248	941	1,776
Total assets	$18,677	$16,420	$19,191	$27,696	$81,984

Debt discount on mortgage assumption	393	—	—	—	393
Total liabilities	$393	$—	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$27,696	$82,377
4. Disposed Properties
The following table reflects the property dispositions during the nine months ended September 30, 2020. The Company recognized a net gain on sale of investment properties of $82.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020

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
5. Leases
Leasing as a lessor
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to ten years as of September 30, 2020 and December 31, 2019.
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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. (“Alta”) for one building of our office asset located in San Jose, California.  The amendment with Alta acknowledged Alta was in payment default of its lease, and we collected on a letter of credit. The lease terminated during the first fiscal quarter of 2020 and $671 was

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”), indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. Approximately 2.6% and 25.1% of our revenue was derived from GEO's net lease on our Hudson correctional facility asset for the nine months ended September 30, 2020 and 2019, respectively. A non-renewal by GEO was contemplated when we recorded an impairment of the asset of $3,765 during the fourth quarter of 2018. While we continue to seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will continue to be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, the expiration of this lease has had a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income related to fixed lease payments	$5,413	$7,805	$17,653	$24,480
Lease income related to variable lease payments	843	1,150	2,656	4,914
Other (1)	360	243	1,466	463
Lease income	$6,616	$9,198	$21,775	$29,857
(1) For the three and nine months ended September 30, 2020 and 2019, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of September 30, 2020, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2020 (remaining)	$2,333
2021	9,842
2022	7,966
2023	7,316
2024	6,878
Thereafter	26,641
Total	$60,976
Some of our commercial operating leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
reimbursements, and are included in rental income on the condensed consolidated statements of operations and comprehensive loss.
Leasing as a Lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At September 30, 2020, the balance was $292 and was recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate as of January 1, 2019.
During the nine months ended September 30, 2020, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities) for leased assets from a third party for our corporate office space with a lease term expiring in December 2021. At September 30, 2020, the balance was $219 and was recorded in the condensed consolidated balance sheets. We used a discount rate of approximately 3.3%, reflecting the Company's incremental borrowing rate as of January 1, 2020.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our leases at September 30, 2020 and a reconciliation of those cash flows to the operating lease liability at September 30, 2020.

2020 (remaining)	$49
2021	200
2022	21
2023	21
2024	21
Thereafter	373
685
Imputed interest	(174)
Lease liability	$511
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued real estate taxes	$6,568	$6,372
Accrued compensation	3,758	3,606
Accrued interest payable	285	369
Other accrued expenses	1,713	1,188
	$12,324	$11,535
7. Debt
Total debt outstanding as of September 30, 2020 and December 31, 2019 was as follows:

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020

	As of September 30, 2020	As of December 31, 2019
Debt, gross	$84,161	94,926
Mortgage discount	(315)	(349)
Deferred financing costs, net	(1,192)	(1,374)
Total Debt, Net	$82,654	$93,203
As of September 30, 2020, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

Debt maturing during the year ended December 31,	As of September 30, 2020	Weighted average interest rate
2020 (remaining)	$—	—%
2021	—	—%
2022	9,011	5.24%
2023	18,377	3.28%	(1)
2024	20,000	2.06%
Thereafter	36,773	4.38%
Total	$84,161	3.68%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties. Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.
As previously reported, we had not made monthly payments due under the mortgages encumbering the State Street, Buckhorn Plaza and Market at Hilliard properties because certain tenants at these properties failed to pay their minimum rental payments. As of September 30, 2020, we have made the required payments to bring each of these mortgages current. We currently intend to continue to make monthly mortgage payments when due for each of the State Street, Buckhorn Plaza and Market at Hilliard properties, but this is dependent on the tenants at these properties continuing to make their monthly rental payments.
The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September, 2020, we were informed that DICK'S Sporting Goods will not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, during the fourth quarter, all of the revenue from the State Street property which would otherwise have been available for our use will be trapped into a blocked account controlled by the lender until a substitute lease is approved. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept in mandatory prepayment of the mortgage.
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
September 30, 2020
interest rate is 3.99% and payments are interest-only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2020, is approximately 1.91%.

Credit Agreement
On February 15, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, The Huntington National Bank (“HNB”), individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and certain other lenders thereunder. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50,000, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50,000. During the quarter ended September 30, 2020, the Company repaid $10,000 of the outstanding principal balance of the Term Loan Facility and, as of September 30, 2020, the Company has an outstanding principal balance of $20,000 under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility.
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
The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The interest rates applicable to loans under the Term Loan Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.9% to 1.2% per annum or LIBOR plus a margin ranging from 1.9% to 2.2% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the term loan facility during the nine months ended September 30, 2020. In addition, the Company pays (a) an unused facility fee on the revolving commitments under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Facility, and (b) with respect to any amount of the Term Loan Facility that remains undrawn during the period beginning thirty (30) days after the execution of the Credit Agreement and ending one year after execution of the Credit Agreement, an unused facility fee of 0.25% per annum, calculated daily based on the undrawn portion of the Term Loan Facility.
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
September 30, 2020
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

As of September 30, 2020, the Company did not expect to be in compliance with two financial covenants under the Credit Facility. Following discussions with the lender regarding such covenants, on November 6, 2020, the Company entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”), pursuant to which the lender under the Credit Facility waived the Company’s obligation to comply with such covenants for the period from July 1, 2020 to December 31, 2020 and restricted the Company from drawing on the Revolving Credit Facility in amounts in excess of $20,000 until the Company is in compliance with all such covenants. Additionally, because the Company no longer needed the Term Loan Facility due to the Company’s capital resources and anticipated spending, the Company “right-sized” the Credit Facility by eliminating the Term Loan Facility previously available under the Credit Agreement, and, in connection with the execution of the Credit Agreement Amendment, the Company borrowed sufficient funds under the Revolving Credit Facility to repay all of its obligations under the Term Loan Facility. See also Note 14 (Subsequent Events) for additional discussion.
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

Cash Flow Hedges of Interest Rate Risk

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as accumulated other comprehensive loss related to the unrealized loss on our derivative financial instrument was $713 as of September 30, 2020 and $96 as of September 30, 2019. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. For the three and nine months ended September 30, 2020, $75 was recognized in unrealized gain and $734 was recognized in unrealized loss, respectively, on derivatives in the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2019, $96 was recognized in unrealized loss on derivatives in the condensed consolidated statements of operations and comprehensive income.
The Company estimates that $253 will be reclassified as an increase to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in “Other liabilities”	$—	$713	$—	$713

	December 31, 2019
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as assets in “Deferred costs and other assets, net”	$—	$21	$—	$21
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2020, events and circumstances indicated that certain retail and multi-family properties might be impaired.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
However, the Company's estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value. The Company did not identify any impairment triggers during the three and nine months ended September 30, 2019.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of September 30, 2020 and as of December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$84,161	$81,420	$94,926	$94,934
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.34% and 3.93% per annum as of September 30, 2020 and December 31, 2019, respectively. The Company estimates the fair value of its mortgage loans and term loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and term loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 2.55% to 6.24% as of September 30, 2020. For certain debt, the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the nine months ended September 30, 2020 and 2019, no income tax benefit or expense was included in the condensed consolidated statements of operations and comprehensive loss.
10. Segment Reporting

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
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
The following table summarizes net property operations by segment for the three months ended September 30, 2020.

	Three Months Ended September 30, 2020
	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$6,256	$526	$2,305	$—	$3,425	$—
Other property income	360	—	132	—	228	—
Total income	6,616	526	2,437	—	3,653	—
Operating expenses	3,982	355	1,413	180	1,897	137
Net operating income (loss)	$2,634	$171	$1,024	$(180)	$1,756	$(137)
Non-allocated expenses (a)	(6,751)
Other income and expenses (b)	(1,080)
Net loss attributable to non-controlling interests	30
Net loss attributable to Highlands REIT, Inc. common stockholders	$(5,167)
(a) Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b) Other income and expenses consists of interest income and interest expense.
The following table summarizes net property operations by segment for the three months ended September 30, 2019.

	Three Months Ended September 30, 2019
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
The following table summarizes net property operations by segment for the nine months ended September 30, 2020.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$20,309	$2,192	$6,729	$699	$10,689	$—
Other property income	1,466	—	132	768	566	—
Total income	21,775	2,192	6,861	1,467	11,255	—
Operating expenses	10,691	1,053	3,666	568	4,996	408
Net operating income (loss)	$11,084	$1,139	$3,195	$899	$6,259	$(408)
Non-allocated expenses (a)	(20,756)
Other income and expenses (b)	(2,996)
Gain on sale of investment properties (c)	82
Net loss attributable to non-controlling interests	70
Net loss attributable to Highlands REIT, Inc. common stockholders	$(12,516)

Balance Sheet Data
Real estate assets, net (d)	$315,875	$32,398	$65,380	$26,018	$183,113	$8,966
Non-segmented assets (e)	61,127
Total assets	$377,002
Capital expenditures	$2,136	$—	$1,278	$16	$826	$16
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
The following table summarizes net property operations by segment for the nine months ended September 30, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$29,394	$9,433	$12,557	$2,238	$5,166	$—
Other property income	463	—	135	—	328	—
Total income	29,857	9,433	12,692	2,238	5,494	—
Operating expenses	9,233	475	5,605	542	2,163	448
Net operating income (loss)	$20,624	$8,958	$7,087	$1,696	$3,331	$(448)
Non-allocated expenses (a)	(18,406)
Other income and expenses (b)	(1,475)
Gain on sale of investment properties (c)	8,841
Net income attributable to non-controlling interests	(10)
Net income	$9,574
Balance Sheet Data
Real estate assets, net (d)	$271,289	$35,146	$66,950	$26,533	$133,708	$8,952
Non-segmented assets (e)	129,893
Total assets	$401,182
Capital expenditures	$765	$—	$315	$—	$450	$—
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
September 30, 2020
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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(5,167)	$508	$(12,516)	$9,574

Denominator:
Weighted average number of common shares outstanding - basic and diluted	879,932,514	876,007,008	879,216,153	875,057,625

Basic and diluted earnings per share:
Net (loss) income per common share	$(0.01)	$0.00	$(0.01)	$0.01
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
For the nine months ended September 30, 2020, the Company granted 6,625,002 shares of common stock with an aggregate value of $2,385 based on an estimated net asset value per share of $0.36. During the nine months ended September 30, 2019, the Company granted 6,100,002 of fully vested shares of common stock with an aggregate value of $2,135 based on an estimated net asset value per share of $0.35.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of September 30, 2020, 10,493,213 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of September 30, 2020 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	357,143	$0.35
Granted	6,625,002	0.36
Vested	(6,972,224)	0.36
Other (1)	(9,921)	—
Balance at September 30, 2020	—	$—
(1) Represents the change in the number of shares granted in 2019 based on an estimated net asset value per share of $0.35 and the actual shares vesting in 2020 based on an estimated net asset value per share of $0.36

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, of $7 and $43, respectively, related to the Incentive Award Plan. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense in the amount of $2,434 and $2,220, respectively, related to the Incentive Award Plan. For the nine months ended September 30, 2020 and 2019, the Company paid $1,147 and $1,177, respectively, related to tax withholding for share-based compensation.
13. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters may have a material adverse effect on the financial statements of the Company.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated after the signing of this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, including costs incurred for the nine months ended September 30, 2020, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease.
14. Subsequent Events

As a result of the COVID-19 pandemic, we have experienced and may continue to experience difficulty collecting timely rental payments from tenants that are experiencing financial difficulties and/or are (or have been) subject to governmental restrictions on their operations.

As of September 30, 2020, the Company did not expect to be in compliance with two financial covenants under the Credit Agreement, and as a result, on November 6, 2020, the Company entered into the Credit Agreement Amendment, pursuant to which the lender under the Credit Facility waived the Company’s obligation to comply with such covenants for the period from July 1, 2020 to December 31, 2020 and restricted the Company from drawing on the Revolving Credit Facility in amounts in excess of $20,000 until the Company is in compliance with all such covenants. Additionally, because the Company

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2020
no longer needed the Term Loan Facility due to the Company’s capital resources and anticipated spending, the Company “right-sized” the Credit Facility by eliminating the Term Loan Facility previously available under the Credit Agreement, and, in connection with the execution of the Credit Agreement Amendment, the Company borrowed sufficient funds under the Revolving Credit Facility to repay all of its obligations under the Term Loan Facility. As of November 6, 2020, the Company has borrowed the full amount it is currently able to borrow under the Revolving Credit Facility.

On October 30, 2020, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Paul A. Melkus, former Chief Financial Officer, Treasurer and principal financial officer of the Company. The Separation Agreement sets forth the terms of Mr. Melkus’ separation from the Company effective October 30, 2020, including, among other things, a general release of claims in favor of the Company and its affiliates, as well as certain confidentiality, non-assistance, non-solicitation and cooperation undertakings.

Upon the Separation Agreement becoming effective and non-revocable, the Company agrees to provide Mr. Melkus with the following severance pay: (a) $1,000 within 14 days, of which, $81 will be paid to Mr. Melkus’ attorney; and
(b) $1,000 on or before May 31, 2022 (the “Second Payment”). In connection with the agreement, the Company accrued $1,324, which is equal to the minimum expected termination amount that was due Mr. Melkus’ under his employment agreement, for termination without cause, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheet at September 30, 2020 and in general and administrative expenses on the condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020. The Second Payment will be accelerated to the closing date of any transaction in which all or substantially all of the assets or equity of the Company is sold, if such date precedes May 31, 2022. Under the Separation Agreement, the Company also agrees to pay out Mr. Melkus’ accrued vacation pay in the amount of approximately $44 on or before November 13, 2020. The foregoing payments are subject to all applicable withholding and other employment taxes. After the Separation Agreement becomes effective and non-revocable, the Company will also repurchase all of Mr. Melkus’ common stock in the Company within 14 days for an aggregate purchase price equal to $830. For additional information regarding this event, refer to the Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission by the Company on November 4, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
References to “Highlands”, the “Company”, “we” or “us” are to Highlands REIT, Inc. as well as all of Highlands' wholly-owned and consolidated subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q, and the historical consolidated financial statements, and related notes included elsewhere in our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I - Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements” in our Annual Report on Form 10-K and "Part II - Other Information - Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the novel coronavirus disease 2019 (“COVID-19”) pandemic; the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-let space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report;contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
The ongoing impact of the COVID-19 pandemic on the U.S., regional and global economies and the broader financial markets is currently one of the most significant factors impacting our Company. The COVID-19 pandemic has also impacted, and is likely to continue to impact, many of the other important factors described above. It is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity, duration and any resurgences of the pandemic domestically and internationally, the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19, and the effect of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent.
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
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option in the next 13-25 months. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of September 30, 2020, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended September 30, 2020, and 2019.
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

Critical accounting policies are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2019 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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

Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of September 30, 2020. As a result of the high degree of uncertainty surrounding the COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for the third quarter of 2020 and future periods.

During the nine months ended September 30, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and have granted deferrals of an aggregate of approximately $0.3 million to 10 of our tenants. In exchange, such tenants have agreed to various repayment periods, ranging from three and 24 months. In accordance with the terms set forth in the document issued by FASB on April 10, 2020, titled “Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic,” we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we increase our lease receivable as receivables accrue in our statements of operations and recognize rental income during the deferral period. In connection with lease receivables, we increased our allowance for bad debt by approximately $0.3 million during the three months ended September 30, 2020, which includes amounts where deferral agreements had previously been entered into, for receivables where collection was determined not probable.

Additionally, during the three and nine months ended September 30, 2020, we granted abatements in the aggregate of approximately $0.2 million and $0.9 million, respectively, to twelve tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $0.5 million of the total abatement amount for the nine months ended September 30, 2020. We reviewed each lease agreement in connection with the abatements to determine whether such abatements, including any lease extensions related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted for each abatement as such.

Our multi-family portfolio was also impacted by the pandemic. While our multi-family portfolio experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the nine months ended September 30, 2020, which resulted in decreased rental income for that period. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation limiting the actions we can take with respect to residents who are not making their rental payments. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.

We anticipate that we may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt. Our third quarter rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.

As previously reported, some of the tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) failed to make the payments due under their leases. As a result, we did not pay the monthly payments due under the mortgages encumbering these properties beginning in April 2020. As of September 30, 2020, the Company has made the required monthly payments on the State Street, Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the September 2020 payment date. We intend to continue to make all monthly mortgage payments when due for each of the Market at Hilliard, Buckhorn Plaza and State Street properties, but our ability and willingness to make payments under these mortgages may change if some or all of the tenants at these properties fail to make their monthly rental payments.

The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods will not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, during the fourth quarter of 2020, all of the revenue from the State Street property which would otherwise have been available for our use will be trapped into a blocked account controlled by the lender until a substitute lease is approved. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage.

Additionally, on November 6, 2020, the Company entered into an amendment to the Credit Agreement Amendment, pursuant to which the lender under the Credit Facility (as defined under “Liquidity and Capital Resources”) waived the Company’s obligation to comply with such covenants for the period from July 1, 2020 to December 31, 2020 and restricted the Company from drawing on the Revolving Credit Facility in amounts in excess of $20.0 million until the Company is in compliance with all such covenants. Pursuant to the Credit Agreement Amendment, the Company also “right-sized” the Credit Facility by eliminating the Term Loan Facility previously available under the Credit Agreement. In connection with the execution of the Credit Agreement Amendment, the Company borrowed sufficient funds under the Revolving Credit Facility to repay all of its obligations under the Term Loan Facility. See also Note 7 (Debt) and Note 14 (Subsequent Events) in the accompanying condensed consolidated financial statements for additional discussion.

The largest anchor tenant at our State Street property, Burlington Coat Factory, suffered property damage in May as a result of recent civil unrest. This tenant occupies approximately 72,600 square feet (37.5%) of the total gross leasable area at State Street and reopened for business on September 14, 2020.

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

Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under “Part II - Item 1A. Risk Factors.”

Acquisition and Disposition Activity
During the nine months ended September 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7.4 million.

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
During the nine months ended September 30, 2019, the Company acquired the following properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
The Tennyson	Denver, Colorado	June 11, 2019	19,191
The Locale	Allendale, MI	August 16, 2019	27,696
			$82,377
During the nine months ended September 30, 2020, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
During the nine months ended September 30, 2019, we sold the following “non-core” assets:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
Results of Operations
Comparison of the three and nine months ended September 30, 2020 and 2019
Key performance indicators are as follows:

	As of September 30,
	2020	2019
Economic occupancy (a)	72.5%	91.1%
Rent per square foot (b)	$14.52	$17.49
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
The decrease in occupancy and rent per square foot in 2020 is primarily due to the termination of the lease with The GEO Group, Inc. (“GEO”) at our correctional facility and the Alta lease at our office asset. See also Note 5 in the condensed consolidated financial statements for additional discussion.
Condensed Consolidated Results of Operations

	(in thousands)				(in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Net (loss) income	$(5,197)	$518	$(5,715)	(1,103.3)%	$(12,586)	$9,584	$(22,170)	(231.3)%
Net loss during the three months ended September 30, 2020 was $5.2 million compared to net income of $0.5 million during the three months ended September 30, 2019 due to termination of the lease with GEO at the correctional facility, the impact of rent concessions related to the COVID-19 pandemic at the retail properties, disposition of the bank branch, a reduction in interest income and termination of the Alta lease at the Trimble office asset. The impacts were partially offset by income from operations related to the multi-family asset acquisitions.
Net loss increased by $22.2 million, to $12.6 million, for the nine months ended September 30, 2020 compared to net income of $9.6 million for the nine months ended September 30, 2019, primarily as a result of the factors discussed above. Additional factors contributing to the increase is the disposition of Lincoln Mall in June 2019.
Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Income:
Rental income	$6,256	$8,955	$(2,699)	(30.1)%	$20,309	$29,394	$(9,085)	(30.9)%
Other property income	360	243	117	48.1%	1,466	463	1,003	216.6%
Total revenues	$6,616	$9,198	$(2,582)	(28.1)%	$21,775	$29,857	$(8,082)	(27.1)%

Expenses:
Property operating expenses	$2,434	$1,565	$869	55.5%	$6,426	$5,454	$972	17.8%
Real estate taxes	1,548	1,156	392	33.9%	4,265	3,779	486	12.9%
Depreciation and amortization	3,118	3,109	9	0.3%	9,672	8,568	1,104	12.9%
General and administrative expenses	3,633	2,373	1,260	53.1%	11,084	9,838	1,246	12.7%
Total expenses	$10,733	$8,203	$2,530	30.8%	$31,447	$27,639	$3,808	13.8%
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

Total revenues decreased by $2.6 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of termination of the lease with GEO at the correctional facility, termination of the Alta lease at the Trimble office asset, rent concessions and lease terminations related to the retail assets, partially offset by income from the acquisition of multi-family assets.
Total revenues decreased by $8.1 million in the nine months ended September 30, 2020 compared to the same period in 2019, due to the factors discussed above. Additional factors contributing to the decrease is the disposition of Lincoln Mall in June, 2019.
Property operating expenses increased by $0.9 million in the three months ended September 30, 2020, compared to the same period in 2019, primarily as a result of the acquisition of multi-family assets and an increase in bad debt expense related to the retail properties where, in the opinion of management, collection of substantially all lease payments is not probable.
Property operating expenses increased by $1.0 million in the nine months ended September 30, 2020, compared to the same period in 2019, primarily as a result of termination of the GEO lease and the factors discussed above.
Real Estate Taxes
Real estate taxes increased by $0.4 million during the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of the acquisition of multi-family assets during 2019 and termination of the lease with GEO at the correctional facility, which expenses were previously paid by the tenant.
There was an increase of $0.5 million in real estate taxes for the nine months ended September 30, 2020 compared to the same period in 2019 related to the multi-family asset acquisitions and the GEO lease, partially offset by the disposition of Lincoln Mall.
Depreciation and Amortization
Depreciation and amortization did not change significantly for the three months ended September 30, 2020 compared to the same period in 2019.
Depreciation and amortization increased by $1.1 million for the nine months ended September 30, 2020, compared to the same period in 2019 due to the acquisition of multi-family assets, partially offset by the disposition of Lincoln Mall.
General Administrative Expenses

General and administrative expense increased by $1.3 million for the three months ended September 30, 2020, compared to the same period in 2019 due to severance related expenses incurred which are related to one of the executive employment agreements.

General and administrative expense increased by $1.2 million for the nine months ended September 30, 2020, compared to the same period in 2019 primarily as a result of the factors discussed above.
Non-Operating Income and Expenses

	(in thousands)				(in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Non-operating income and expenses:
Interest income	$19	$581	$(562)	(96.7)%	$231	$1,348	$(1,117)	(82.9)%
Gain on sale of investment properties, net	—	—	—	—%	82	8,841	(8,759)	(99.1)%
Interest expense	(1,099)	(1,058)	41	3.9%	(3,227)	(2,823)	404	14.3%

    Interest Income
    Interest income decreased by $0.6 million and $1.1 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 as a result of reductions in the average cash balances as well as interest rates during the three and nine months ended September 30, 2020.
    Gain on Sale of Investment Properties
During the nine months ended September 30, 2020, the gain on sale of investment properties, recognized in the first quarter, was attributed to Highlands' sale of the bank branch asset.
During the three and nine months ended September 30, 2019, the gain on sale of investment properties, recognized in the second quarter of 2019, was attributed to Highlands' sale of Lincoln Mall and the RDU land parcel.
Interest Expense
Interest expense did not change significantly for the three months ended September 30, 2020 compared to the same period in 2019. Interest expense increased by $0.4 million during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to borrowings related to multi-family asset acquisition, The Locale, during the third quarter of 2019.

Leasing Activity
    Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of September 30, 2020:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2020	2	4,461	$137	0.4%	1.2%	$30.75
2021	3	84,461	883	8.2%	8.0%	10.45
2022	6	160,433	2,320	15.6%	20.9%	14.46
2023	3	10,340	150	1.0%	1.3%	14.48
2024	5	48,148	785	4.7%	7.1%	16.31
2025	13	82,647	1,205	8.1%	10.9%	14.58
2026	4	20,191	428	2.0%	3.9%	21.22
2027	5	502,632	2,533	49.0%	22.8%	5.04
2028	5	46,419	900	4.5%	8.1%	19.38
2029	2	26,542	311	2.6%	2.8%	11.72
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	3	36,423	1,404	3.6%	12.6%	38.56
Grand Total	52	1,025,572	$11,098	100.0%	100.0%	$10.82
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2020:

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
Renewals	10	60,175	$14.00	5.31
During the nine months ended September 30, 2020, ten renewals commenced (not including multi-family leases) with gross leasable area totaling 60,175 square feet. The weighted average lease term for renewal leases was 5.31 years.
Liquidity and Capital Resources
As of September 30, 2020, we had $51.9 million of cash and cash equivalents, and $3.1 million of restricted cash and escrows.
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
In April 2020, we executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated as a result of signing this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, including costs incurred for the nine months ended September 30, 2020, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease.
As discussed above, the COVID-19 pandemic has had a material, adverse impact on the states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic has had a material adverse effect on our financial condition and cash flows as the reduced economic activity that has resulted from the COVID-19 pandemic has severely impacted certain of our tenants’ business, financial condition and liquidity, and has caused certain tenants to be unable to meet their obligations to us in full. Because we did not expect to be in compliance with certain financial covenants in the Credit Agreement as of September 30, 2020, on November 6, 2020, the Company entered into the Credit Agreement Amendment, pursuant to which the lender under the Credit Facility waived the Company’s obligation to comply with such covenants for the period from July 1, 2020 to December 31, 2020 and restricted the Company from drawing on the Revolving Credit Facility in amounts in excess of $20.0 million until the Company is in compliance with all such covenants. Pursuant to the Credit Agreement Amendment, the Company also “right-sized” the Credit Facility by eliminating the Term Loan Facility previously available under the Credit Agreement, and, in connection with the execution of the Credit Agreement Amendment, the Company borrowed sufficient funds under the Revolving Credit Facility to repay all of its obligations under the Term Loan Facility. As of November 6, 2020, the Company has borrowed the full amount it is currently able to borrow under the Revolving Credit Facility. We do not expect our inability to draw on the Revolving Credit Facility to have a material adverse effect on our financial condition at this time.

We do not expect our inability to draw on the Credit Facility to have a material adverse effect on our financial condition at this time. Additionally, because a certain anchor tenant at the State Street property, DICK’S Sporting Goods, did not renew its lease agreement, the lender under the State Street mortgage exercised its right under a “cash trap” provision, and, as such, during the fourth fiscal quarter of 2020, all of our revenue from the State Street property which would otherwise have been available for our use will be trapped into a blocked account controlled by the lender until an approved lease is executed. See also Note 7 (Debt) and Note 14 (Subsequent Events) in the accompanying condensed consolidated financial statements for additional discussion.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of September 30, 2020 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2020	Weighted average interest rate
2020 (remaining)	$—	—%
2021	—	—%
2022	9,011	5.24%
2023	18,377	3.28%	(1)
2024	20,000	2.06%
Thereafter	36,773	4.38%
Total	$84,161	3.68%
(1) See Note 7 in the accompanying condensed consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of September 30, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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

On February 15, 2019, we entered into a Credit Agreement with Huntington National Bank. The Credit Agreement provides for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. The Revolving Credit Facility has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Term Loan Facility has a maturity date of February 15, 2024. During the quarter ended September 30, 2020, the Company repaid $10.0 million of the outstanding principal balance of the Term Loan Facility and, as of September 30, 2020, the Company has an outstanding principal balance of $20.0 million under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. See “Liquidity and Capital Resources” for additional information regarding the Credit Agreement Amendment entered into on November 6, 2020.
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2020, is approximately 1.91%.
Total debt outstanding as of September 30, 2020 and December 31, 2019 was $84.2 million and $94.9 million, respectively, and had a weighted average interest rate of 3.68% and 4.00%, respectively, per annum.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2020 and 2019

	(in thousands)
	Nine Months Ended September 30,
	2020	2019
Net cash flows (used in) provided by operating activities	$(2,432)	$9,863
Net cash flows used in investing activities	(8,689)	(18,970)
Net cash flows (used in) provided by financing activities	(11,947)	46,120
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,068)	37,013
Cash, cash equivalents and restricted cash, at beginning of period	78,055	83,741
Cash, cash equivalents and restricted cash, at end of period	$54,987	$120,754
Cash used in operating activities was $2.4 million for the nine months ended September 30, 2020. Cash used in operating activities increased $12.3 million compared to the same period in 2019, primarily as a result of the GEO lease termination, which has caused cash flows from operations to be lower year over year. Additional factors include the impact on retail properties of the pandemic and civil unrest as well as the Alta lease termination discussed also in Note 5 to the accompanying condensed consolidated financial statements. There was also an increase in cash paid for interest expense during the nine months ended September 30, 2020 compared to the same period last year.
Cash used in investing activities was $8.7 million for the nine months ended September 30, 2020 compared to $19.0 million for the nine months ended September 30, 2019. Cash used in investing activities decreased $10.3 million compared to the same period in 2019 primarily as a result of the acquisition of multi-family assets partially offset by proceeds received from the disposition of Lincoln Mall and the RDU land parcel during 2019 and the Citizens bank branch during the nine months ended September 30, 2020.
Cash used in financing activities was $11.9 million for the nine months ended September 30, 2020 compared to cash provided by financing activities of $46.1 million for the nine months ended September 30, 2019. Cash used in financing activities for the nine months ended September 30, 2020 was related to principal payments on the term loan portion of the Credit Facility in the amount of $10.0 million, principal payments on mortgage debt in the amount of $0.8 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to borrowings under the term loan portion of the Credit Facility in the amount of $30.0 million and proceeds from mortgage debt in the amount of $18.7 million. See also Note 7 to the condensed consolidated financial statements for a summary of the Credit Agreement.
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
Distributions
For the nine months ended September 30, 2020 and 2019, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.
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

	As of
	September 30, 2020	December 31, 2019
Balance Sheet Data:
Total assets	$377,002	$400,232
Debt, net	$82,654	$93,203

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Data:
Total revenues	$6,616	$9,198	$21,775	$29,857
Net (loss) income	$(5,197)	$518	$(12,586)	$9,584
Net (loss) income per common share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.01
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$54,987	$120,754	$54,987	$120,754
Long-term obligations (a)	$84,672	$95,478	$84,672	$95,478
Supplemental Measures:
Funds From Operations and Adjusted Funds From Operations (b)	$(2,104)	$3,581	$(3,124)	$9,265
Cash Flows Data:
Net cash flows (used in) provided by operating activities	$50	$4,824	$(2,432)	$9,863
Net cash flows used in investing activities	$(1,349)	$(27,961)	$(8,689)	$(18,970)
Net cash flows (used in) provided by financing activities	$(10,430)	$18,568	$(11,947)	$46,120
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(5,167)	$508	$(12,516)	$9,574
Depreciation and amortization (a)	3,063	3,073	9,474	8,532
Gain on sale of investment properties, net	—	—	(82)	(8,841)
Funds From Operations and Adjusted Funds From Operations	$(2,104)	$3,581	$(3,124)	$9,265
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2020, our debt included an outstanding variable-rate term loan of $20.0 million and a variable-rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of September 30, 2020, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.3 million.
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
As of September 30, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.7 million as of September 30, 2020 and is included in other liabilities in the accompanying consolidated condensed balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•the financial impact of the pandemic, or a future pandemic, could prevent us from regaining compliance with financial covenants under the amended Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness;
•continued non-compliance with the covenants under our amended Credit Facility as a result of the impact of the COVID-19 pandemic could continue to prevent us from making borrowings under our Credit Facility and could cause the lender to terminate the Credit Agreement;
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

Signature	Date
/s/ Richard Vance	November 10, 2020
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 10, 2020
Name: Kimberly A. Karas
Title: Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)