Form 10-K
period 2020-12-31
Highlands REIT, Inc.
filed 2021-03-17
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) was approximately $316.7 million, based on the estimated per share value of $0.36 as established by the registrant on December 31, 2019.

As of March 16, 2021 there were 881,315,868 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders expected to be held on May 13, 2021.

i

Part I
Disclosure Regarding Forward-Looking Statements.
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc. as well as all of Highlands' wholly-owned and consolidated subsidiaries.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the novel coronavirus disease 2019 (“COVID-19”) pandemic; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report;contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; estimates relating to our ability to make distributions to our stockholders in the future; and the risks, uncertainties and factors set forth in this Annual Report on Form 10-K.
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
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single-tenant or build-to-suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the severe effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option during 2022. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of December 31, 2020, our portfolio consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility, and one parcel of unimproved land, which are all located in the United States. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in other assets (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets.
    2020 Highlights
•On March 31, 2020, we sold our bank branch ("Citizens"), for a gross sale price of $1.4 million.
•On April 22, 2020, we acquired The Sterling, a 27-unit multi-family asset located in San Diego, California, for a purchase price of $7.4 million.
•Effective September 15, 2020, the Company appointed Kimberly A. Karas to serve, in addition to her existing roles as our Senior Vice President, Controller and principal accounting officer, as our Treasurer and principal financial officer.
•On November 6, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) that amends that certain Credit Agreement, dated February 15, 2019 (as amended, the "Credit Agreement"), by and between the

Company, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and the other lenders thereunder, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Facility waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants.

•Effective January 22, 2021, the Company's board of directors appointed Robert J. Lange to serve as Chief Operating Officer of the Company. In addition to his duties as General Counsel and Secretary, Mr. Lange’s responsibilities have included and will continue to include a variety of operational functions, including strategic planning, non-core asset management, investor relations, certain human resources roles, as well as oversight of the Company's property and corporate insurance portfolios.
Business Strategy
Our investment objectives are to preserve, protect and maximize the total value of our portfolio. Given the quality and nature of the assets in our legacy “non-core” portfolio, which are generally disjointed, non-institutional grade, relatively illiquid, require substantial time and investment to bring to market and are not positioned to protect capital or deliver an acceptable risk-adjusted return, as well as current market conditions, we expect that this turnaround strategy of the remaining "non-core" portfolio will take multiple years to execute. In order to meet our investment objectives, we intend to continue to engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving its overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company's overall strategy to optimize the value of the portfolio, enhance our options for a future liquidity option and maximize shareholder value.
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
Financing Strategy
On February 15, 2019, we entered into the Credit Agreement which initially provided for a secured revolving credit facility of up to $50.0 million and a secured term loan facility of up to $50.0 million with an accordion feature for an additional $100.0 million in potential financing. On November 6, 2020, the Company amended the Credit Agreement to, among other things, “right-size” the Credit Facility by eliminating the term loan facility previously available under the Credit Agreement. See also Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
In addition, certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, including our credit facility, please refer to “Management's Discussion and Analysis - Borrowings,” and Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
As of December 31, 2020 and 2019, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Tenants
    As of December 31, 2020 and 2019, approximately 2.1% and 26.7%, respectively, of our revenues were derived from a net lease with The GEO Group, Inc. (“GEO”) on our Hudson correctional facility asset. The lease with GEO on this property expired in January of 2020 and GEO has vacated the facility. This vacancy had a negative impact to our financial condition, cash flows and results of operations. We expect the asset to remain vacant for years to come.
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

Human Capital Management
As of December 31, 2020, we had nine full-time employees, not including consultants and part-time workers. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us.

Environmental & Other Government Regulation
As an owner of real estate, we are subject to various U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our assets.
Compliance with existing environmental and other laws and regulations has not had a material effect on our financial condition or results of operations, and management does not believe it will have a material effect in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on assets in which we hold an interest, or on assets that may be acquired directly or indirectly in the future.
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
Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report:
•The COVID-19 pandemic, including any resurgences, and the potential future outbreak of other highly infectious or contagious diseases, may adversely affect our business.
•Short-term multi-family community leases associated with any multi-family residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our business, results of operations and financial condition.
•The costs of compliance with laws and regulations relating to our residential properties may adversely affect our business, results of operations and financial condition.
•Increased competition and increased affordability of residential housing could limit our ability to retain tenants, lease multi-family properties or increase or maintain rents.
•We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
•We may be unable to renew our commercial leases, lease vacant space or re-lease space as leases expire, thereby increasing or prolonging vacancies.
•We may be unable to lease or dispose of our correctional facility on acceptable terms or at all.
•We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
•Our legacy portfolio includes assets that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them difficult to lease, finance or sell.
•Many of our properties are located in weak markets or submarkets, which may adversely affect our ability to rent such properties, increase rental rates and/or sell such properties.
•Economic and market conditions could negatively impact our business, results of operations and financial condition.
•An outbreak of disease or similar public health threat, such as the coronavirus, could adversely affect our and our tenants’ financial condition and operations.
•Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.
•We may not successfully implement our strategy, in which case you may have to hold your investment for an indefinite period.
•Real estate is a competitive business.

•Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our assets could materially and adversely affect our financial condition and results of operations.
•There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
•Our assets may be subject to impairment charges that may materially affect our financial results.
•Many real estate costs and certain operating costs are fixed, even if revenue from our assets decreases.
•Operating and other expenses may increase in the future, which may cause our cash flow and our operating results to decrease.
•Our revenue from our retail assets will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect our financial condition, cash flows and results of operations.
•Government or public resistance to privatization of correctional facilities could negatively impact our future tenants, if any, and our ability to dispose of this asset, which could have an adverse impact on our business, financial condition or results of operations.
•We are also subject to, and may incur material costs related to, (i) government regulation, including the rules and regulations under the securities and environmental laws, and (ii) potential litigation, including adverse judgements and settlements.
•If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
•Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
•Our failure to comply with the covenants in our Credit Agreement and other debt agreements could materially and adversely affect us.
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
•Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders, adversely affect our financial condition, results of operations and ability to engage in certain transactions and may have other adverse consequences, including under the tax laws.
•We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our common stock.
•There is no established public market for our shares and you may not be able to sell your shares.
•The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
•We may issue additional securities, including common stock, preferred stock and debt securities, which could subordinate the rights of existing holders of our securities and, for holders of our equity securities, may result in dilution.
•Certain provisions of Maryland law and our governing documents affect the rights of our stockholders and may restrict or alter our ability to engage in certain transactions.
•Our board of directors may change our investment strategy without stockholder approval, which could alter the nature of your investment.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic, including any resurgences, and the potential future outbreak of other highly infectious or contagious diseases, may adversely affect our business.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19 that remains ongoing.
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
Certain states and cities, including those where we own properties and where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. Certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We are unable to predict whether cases of COVID-19 in our core markets or other areas in which we operate will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be efficiently distributed and administered in these markets and whether local governments will mandate further closures of our tenants' businesses or implement other restrictive measures on their operations.
In particular, many tenants at our retail properties have ceased operating or have been operating in a reduced capacity due to governmental restrictions on their business activities. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic. Certain of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy and rental rates at our properties. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs. The current decreased customer traffic or continued decreased traffic in the future could adversely impact our ability to successfully execute our leasing strategy and operational objectives at our retail properties.
In addition, the reduced economic activity that has resulted from the COVID-19 pandemic has resulted in reduced demand for space at our multi-family properties or an inability or unwillingness of our tenants at our multi-family properties to pay rent or otherwise meet their lease obligations to us on a timely basis or at all. This decrease in demand at our multi-family properties resulted in reduced rental income and has made it difficult for us to renew or re-lease such properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs or be unable to re-lease these properties on advantageous terms or at all.
The COVID-19 pandemic could trigger, or may have already triggered, a period of global economic slowdown or a global recession or a period of depressed economic activity related in certain industries or sectors. A sustained downturn in the U.S. economy, or portions thereof, could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, loss of employment or other reasons and could therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy or depressed economic activity in certain industries or sectors thereof. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy or certain industries or sectors thereof, which could result in a decline in our occupancy percentage and further reduction in rental revenues.
Many cities and states issued moratoriums on evictions during the year ended December 31, 2020, some of which have been extended into 2021, are subject to court closures and/or reduced court operations or have imposed other limitations on landlords’ ability to enforce legal remedies typically available against tenants that fail to pay rent, which can negatively impact rent collections. In addition, partly in response to an executive order issued by the Governor of the State of Illinois, the majority of our employees based at our headquarters have been working remotely since March 2020. The effects of an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The ongoing COVID-19 pandemic, including any resurgences, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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
•the financial impact of the pandemic, or a future pandemic, could prevent us from regaining compliance with financial covenants under the amended Credit Agreement and other debt agreements and result in a default and potentially an acceleration of indebtedness;
•continued non-compliance with the covenants under our amended Credit Agreement as a result of the impact of the COVID-19 pandemic could continue to prevent us from making borrowings under our Credit Agreement and could cause the lender to terminate the Credit Agreement;
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
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the efficient distribution and administration of approved COVID-19 vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of COVID-19 may also heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.
Risks Related to Our Business and Industry
Short-term multi-family community leases associated with any multi-family residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our business, results of operations and financial condition.
We expect that substantially all of our multi-family community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
The costs of compliance with laws and regulations relating to our residential properties may adversely affect our business, results of operations and financial condition.

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
The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family communities, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family housing at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. Any increase in the amount of multi-family housing available in a given market may decrease occupancy and multi-family rental rates for our properties. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates for our properties. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner-occupied single- and multi-family housing available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner-occupied single- and multi-family housing available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family housing and increase or maintain rental rates.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. In the future, we may utilize loan programs sponsored by these entities as a source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Department of the Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family assets and, as a result, may adversely affect our future growth and operations.

We may be unable to renew our commercial leases, lease vacant space or re-lease space as leases expire, thereby increasing or prolonging vacancies.
We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our assets are special-use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or other improvements or provide additional services to our tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

We may be unable to lease or dispose of our correctional facility on acceptable terms or at all.

The lease with GEO on our correctional facility expired in January of 2020 and GEO has vacated the facility. We expect the asset to remain vacant for years to come.  We cannot assure you that we will be able to lease or dispose of the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific-purpose assets that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing or selling correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Namely, on January 26, 2021, President Biden issued an executive order that directs the U.S. Attorney General (the "AG") to not renew U.S. Department of Justice (the "DOJ") contracts with privately operated criminal detention facilities. This executive order or similar government actions could limit the number of potential tenants or buyers for our Hudson correctional facility. Further, if we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition this asset or to finance the asset or sell this asset. If we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions, including economic conditions resulting from the COVID-19 pandemic, may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our office and industrial assets. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one asset or space at more than one asset. As a result, the financial failure of one tenant could increase vacancy at more than one asset or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could make our assets difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.
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

Additionally, various federal, state and local governments have enacted, and may continue to enact, laws regulations and moratoriums or take other actions which could limit our ability to evict tenants until such laws, regulations or moratoriums are reversed or lifted. In particular, many state and local governments have implemented eviction moratoriums as a result of the COVID-19 pandemic which generally apply to both residential and commercial tenants.
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
Our business may be affected by market and economic challenges, including economic conditions resulting from the COVID-19 pandemic, experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets. These conditions may materially affect our tenants, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
•the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;
•significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of assets, which depend, in part, upon the cash flow generated by our assets;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;
•our ability to borrow on terms and conditions that we find acceptable may be limited;
•the amount of capital that is available to finance assets could diminish, which, in turn, could lead to a decline in asset values generally, slow asset transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend; and
•the value of certain of our assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or for potential buyers to obtain debt financing secured by these assets and could reduce our ability to finance our business.
An outbreak of disease or similar public health threat, such as the coronavirus, could adversely affect our and our tenants’ financial condition and operations.

A local, regional, national or international outbreak of a contagious disease, including COVID-19, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu or any other similar illness, could decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected.
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
We are under no obligation to complete our strategy within a specified time period, and market and economic conditions and other factors beyond our control could delay the execution of our strategy. Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the assets in our portfolio, we expect that this turnaround strategy could take multiple years to execute. We may not be able to control the timing of the sale of our assets, and there can be no assurance that we will be able to sell our assets so as to return any portion of our stockholders’ invested capital, particularly our “non-core” assets, or fully satisfy our debt obligations. Our ability to sell our assets may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of assets characterized as dealer property, which may cause us to forego or defer sales of assets that otherwise would be in our best interests.
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
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our assets and the value of an investment in us are:
•risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;
•changes in tax laws and property taxes, or an increase in the assessed valuation of an asset for real estate tax purposes;
•adverse changes in the U.S. federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;
•changing market demographics;
•an inability to finance real estate assets on favorable terms, if at all;
•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;
•fluctuations in real estate values or potential impairments in the value of our assets;
•pandemics, natural disasters, such as earthquakes, floods or other insured or uninsured losses;
•war, political conditions or civil unrest, terrorist activities or threats heightened travel security measures instituted in response to these events; and
•changes in interest rates and availability, cost and terms of financing.

Our assets may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During 2020, we determined that impairment with respect to our Hudson correctional facility asset had occurred, resulting in reductions in net carrying value of that asset by an aggregate of $16.8 million. During 2019, no impaired assets were identified. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
Government or public resistance to privatization of correctional facilities could negatively impact our future tenants, if any, and our ability to dispose of this asset, which could have an adverse impact on our business, financial condition or results of operations.
The management and operation of correctional facilities by private entities has not achieved acceptance by either government agencies or the public and, more recently, has been opposed by the Biden administration. Namely, on January 26, 2021, President Biden issued an executive order that directs the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately operated criminal detention facilities. Further, some governmental agencies have historically had limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies, and additional executive actions, legislative changes or prohibitions could occur that further increase these limitations. In addition, privatization of such facilities has historically encountered resistance from groups, and activists, that believe that correctional facilities should only be operated by governmental agencies. Negative publicity about poor conditions, an escape, riot or other disturbance at a privately-managed facility may result in adverse publicity to the private corrections industry. Any of these occurrences or continued trends may make it more difficult for future tenants, if any, of our correctional facility asset to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased government or public resistance to the privatization of correctional facilities, including actions taken by federal, state and local governments, could have a material adverse effect on our future tenants, if any, who operate in this industry, which could adversely impact the value of our correctional facility asset, our ability to re-lease such asset and our results of operations.
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
Uninsured and underinsured losses at our assets could materially and adversely affect our business, financial condition or results of operations.
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
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our business, financial condition or results of operations.
We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our business, financial condition or results of operations.
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
The costs of compliance with laws and regulations relating to our properties may adversely affect our business, financial condition or results of operations.
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
Our assets are also subject to various U.S. federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA requirements or other safety regulations and requirements, it could materially and adversely affect our business, financial condition or results of operations.
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
We are an “emerging growth company” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public reporting companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an emerging growth company, we will not be required to:
•have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•disclose certain executive compensation related items.
If we choose to take advantage of any or all of these exemptions, the information that we provide you in our future public filings may be different than that of other public reporting companies. The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, if our business grows, we may no longer satisfy the conditions of an emerging growth company. We continue to evaluate and monitor developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.
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
Certain of our debt, including the debt under the Credit Agreement, is secured by certain of our assets, and, if our subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose. Certain debt obligations under our Credit Agreement and one of our mortgages matures in the near- and medium-term and may need to be repaid in full.
While most of the mortgages on our properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of these properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. The Company may provide customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans.
Our special-purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our assets are held in special-purpose property-owning subsidiaries. In the future, such special-purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our properties, fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.

Any default by our special-purpose property-owning subsidiaries under non-recourse mortgage loans would give the special servicers the right to accelerate the payment on the loans and the right to foreclose on the asset underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
Our failure to comply with the covenants in our Credit Agreement and other debt agreements could materially and adversely affect us.
The Credit Agreement, which governs our new secured credit facility, contains various covenants with which we must comply and which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, grant liens on our assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and, during the continuance of an event of default, make distributions and prepay certain types of indebtedness. The Credit Agreement also contains financial covenants with which we must comply, including a maximum leverage ratio, a maximum variable rate leverage ratio, a maximum amount of recourse indebtedness, a minimum fixed charge coverage ratio, a prohibition on recourse debt, a maximum amount of cross-collateralized non-recourse debt, a minimum tangible net worth and a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other debt agreement that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. In addition, the Credit Agreement contains, and any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness. Our continued ability to borrow under the Credit Agreement and any other indebtedness that we have or may obtain will be subject to re-gaining and maintaining compliance with the covenants in the Credit Agreement or in the debt agreement governing such other indebtedness.
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
As of December 31, 2020, certain of our assets are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
•Our filing of a voluntary petition for bankruptcy or commencing similar insolvency proceedings;
•Subject to certain conditions, our failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated asset; and

•Subject to certain conditions, our failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated asset.
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
Volatility in the financial markets and challenging economic conditions, including as a result of the COVID-19 pandemic, could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
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

Due to distressed assets within our portfolio and our relatively small size as compared with the size of InvenTrust, our former parent, it may be difficult for us to obtain debt financing or refinancing on favorable terms, or at all, which may adversely affect our business, financial condition and results of operations.
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
If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase. Any increases in our operating costs due to increased interest costs would reduce our cash flow, which could reduce the amount we are able to distribute to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our assets earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular assets being sold.
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
Our organizational documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:
•our cash flows from operations may be insufficient to make required payments of principal and interest;
•our debt and resulting maturities may increase our vulnerability to adverse economic and industry conditions;
•we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;
•the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced, or we may not be able to refinance our debt at all;
•we may be obligated to repay the debt pursuant to guarantee obligations; and

•the use of leverage could adversely affect our ability to raise capital from other sources or to make distributions to our stockholders and could adversely affect the value of our common stock.
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
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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
In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal, state and local corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
The prohibited transactions tax may limit our ability to dispose of our assets, and we could incur a material tax liability if the Internal Revenue Service (“IRS”) successfully asserts that the 100% prohibited transaction tax applies to some of or all our dispositions.
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
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income tests applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. As a result of these rules, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
On January 11, 2021, we announced an estimated value of our common stock equal to $0.28 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2020. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority stockholder voting requirements on these combinations; and

•“control share” provisions that provide that “control shares” of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, the Company owned 20 revenue-producing assets and one parcel of unimproved land.

General
The following is a list of the assets in the Highlands portfolio as of December 31, 2020.

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (a)	Annualized Base Rent (b) (in thousands)	Annualized Base Rent per Leased Square Foot (c)	Significant Tenants (e)
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	73.6%	$536	$18.21	n/a
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	94.5%	720	19.41	n/a
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	85.9%	566	25.78	n/a
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	87.3%	410	28.28	n/a
1620 Central Street	Evanston, IL	Multi-Family	Multi-Family	51,808	89.1%	1,366	29.58	n/a
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	97.7%	1,213	29.85	n/a
The View	San Diego, CA	Multi-Family	Multi-Family	39,360	97.2%	1,111	29.04	n/a
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	96.2%	953	28.08	n/a
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	93.2%	3,811	16.97	n/a
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	91.2%	2,658	28.12	n/a
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	89.3%	425	41.33	n/a
Versacold USA - St. Paul	St. Paul, MN	Net Lease	Industrial	219,664	100.0%	1,231	5.61	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Net Lease	Industrial	269,985	100.0%	908	3.36	Versacold USA, Inc.
Trimble	San Jose, CA	Multi-Tenant Office	Multi-Tenant Office	176,905	—%	—	—	n/a
Hudson Correctional Facility	Hudson, CO	Net Lease	Correctional Facility	301,029	—%	—	—	n/a
Palazzo Land	Orlando, FL	Other	Unimproved Land	n/a	n/a	n/a	n/a	n/a
Shops at Sherman Plaza (d)	Evanston, IL	Retail	Retail	151,752	69.7%	2,366	22.36	Fitness International; Target
Market at Hilliard	Hilliard, OH	Retail	Retail	115,283	96.1%	1,625	14.67	Aldi; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Retail	Retail	193,657	100.0%	1,845	9.53	Burlington Coat Factory; Dick's Sporting Goods; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Retail	Retail	86,835	93.9%	1,121	13.75	Marmaxx Operating; Dollar Tree
Total				2,160,524	72.8%	$22,865	$14.54
(a)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

(b)Annualized base rent per leased square foot is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements, and straight-line rent GAAP adjustments.
(c)Annualized base rent per leased square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period.
(d)A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042.
(e)Several of our assets have one or more tenants responsible for more than 10% of the asset's gross leasable area.

The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2020	2,160,524	72.8%	$14.54
December 31, 2019	2,198,674	87.4%	$17.56
December 31, 2018	2,197,614	91.5%	$15.77
Sherman Plaza and The Locale each accounted for 10% or more of our total revenues for the year ended December 31, 2020.
The Muse accounted for 10% or more of our total assets as of December 31, 2020.
As of December 31, 2019, the Hudson correctional facility and Sherman Plaza each accounted for 10% or more of our total revenues and The Muse accounted for 10% or more of our total assets.
Hudson Correctional Facility
    As of December 31, 2020, 2019 and 2018, the total GLA for the Hudson correctional facility was 301,029 square feet. As of December 31, 2020, the economic occupancy was 0% and as of December 31, 2019 and 2018, the economic occupancy was 100% and the average annual base rent per leased square foot was $33.77. Prior to its January 2020 lease expiration, the Hudson correctional facility had one tenant, GEO, a correctional facility operator, whose annualized base rent was $10.2 million. GEO vacated the building upon their lease expiration in January 2020.
    Sherman Plaza
    The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Sherman Plaza as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2020	151,752	69.7%	$22.36
December 31, 2019	151,752	89.7%	$22.93
December 31, 2018	151,752	95.0%	$22.85
Significant tenants based on annualized base rent as of December 31, 2020 include Fitness International and Target.
The Muse
    The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent as of December 31, 2020 and 2019. The Muse, a newly developed property, was acquired by the Company on October 24, 2019.

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2020	103,628	91.2%	$28.12
December 31, 2019	103,628	90.3%	$28.35

The Locale
    The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent as of December 31, 2020 and 2019. The Locale, a newly developed property, was acquired by the Company on August 16, 2019.

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2020	240,824	93.2%	$16.97
December 31, 2019	239,379	98.2%	$16.34
Lease Expirations
    The following table sets forth lease expirations for all of our assets as of December 31, 2020, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2021	3	81,072	$787	8.0%	7.5%	$9.70
2022	7	161,633	2,341	15.9%	22.4%	14.49
2023	3	9,337	119	0.9%	1.1%	12.70
2024	5	48,148	775	4.7%	7.4%	16.10
2025	14	84,250	1,231	8.3%	11.8%	14.61
2026	4	20,191	397	2.0%	3.8%	19.68
2027	5	502,632	2,435	49.5%	23.3%	4.84
2028	7	46,419	819	4.6%	7.8%	17.64
2029	3	26,542	308	2.6%	2.9%	11.60
2030	1	2,790	—	0.3%	—%	—
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	1	29,333	1,189	2.9%	11.6%	40.54
	54	1,015,222	$10,443	100.0%	100.0%	$10.29
Mortgage Financing
    The table below sets forth all material mortgages or other liens or encumbrances against any of our assets as of December 31, 2020. As of such date, none of this mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Market at Hilliard	$15,251	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
State Street Market	$8,957	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
Buckhorn Plaza	$9,959	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
The Detroit and Detroit Terraces	$11,449	Interest-Only	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
The Locale	$18,282	Variable Interest	3.28%	If prior to 9/1/2023 must be in full, with penalty	9/1/2023

Item 3. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters may have a material adverse effect on the financial statements of the Company.
Item 4. Mine Safety Disclosures
Not applicable.
Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On January 11, 2021, we announced an estimated value of our common stock as of December 31, 2020 equal to $0.28 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2020. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of January 5, 2021, reflects values as of December 31, 2020. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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
Generally, Real Globe estimated the value of our real estate, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2030 and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and correctional facility assets, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that our strategy involves a future potential liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining our new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by us. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option during 2022. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors. As a result, the actual fees and expenses incurred by us in connection with the execution of our strategy could differ materially from the amount provided to Real Globe.

Real Globe determined NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles (or “GAAP”) set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Measurements and Disclosures. Other than the deduction of certain estimated corporate-level transaction costs that we would expect to incur in connection with a future potential liquidity event, the net asset valuation performed by Real Globe complies with the Institute of Portfolio Alternatives Practice Guideline 2013-01 “Valuation of Publicly Registered Non-Listed REITS”, dated April 29, 2013.
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2020. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.27 - $0.34 per share on a fully diluted basis after deducting the $0.03 of certain estimated corporate level transaction costs that were provided to Real Globe by the Company. The mid-point in the final range was $0.30 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
On January 5, 2021, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 31, 2020 equal to $0.28 per share on a fully diluted basis. At a full meeting of our Board held on January 5, 2021, the Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company's common stock that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.30	$0.33	$0.37
Terminal Capitalization Rate	6.74%	6.24%	5.74%
Discount Rate	7.51%	7.01%	6.51%
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

Final Range of Value
Share Price
Low	$0.27
Midpoint	$0.30
High	$0.34
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
The estimated value per share was approved by our Board on January 5, 2021 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of January 11, 2021, we had 166,728 stockholders of record.
Distributions
For the twelve months ended December 31, 2020 and 2019, no cash distributions were paid by us.
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
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single-tenant or build-to-suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the severe effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option during 2022. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of December 31, 2020, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2020 and 2019.
Basis of Presentation

The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the “Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies. The effects of all significant intercompany transactions have been eliminated.
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
Impact of COVID-19
The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our business and our efforts to respond to those impacts. The COVID-19 pandemic, the significant and wide-ranging responses of international, federal, state and local public health and governmental authorities in regions across the United States and the world to the COVID-19 pandemic, and the volatile economic, business and financial market conditions resulting therefrom, have negatively impacted our business, financial condition and results of operations and we anticipate that such factors will continue to negatively impact our business, financial condition and results of operations during 2021 and in future periods.
Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of December 31, 2020. As a result of the high degree of uncertainty surrounding the ongoing COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for 2021 and future periods.
During the year ended December 31, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and granted deferrals in the aggregate of approximately $0.3 million to nine of our tenants. In exchange, such tenants agreed to various repayment periods, ranging from three and 24 months. As of December 31, 2020, approximately $0.1 million had been repaid and approximately $0.2 million is expected to be repaid during 2021. The remaining $0.1 million is due from tenants who have either not yet reopened since the beginning of the pandemic, have permanently gone out of business or who filed for bankruptcy and collection of theses outstanding amounts is unlikely. In accordance with the terms set forth in the document issued by FASB on April 10, 2020, titled “Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic,” we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we increased our lease receivable as receivables accrued in our statements of operations and recognized rental income during the deferral period. In connection with these lease receivables, we increased our allowance for bad debt by approximately $0.3 million during the year ended December 31, 2020, which includes amounts where deferral agreements had previously been entered into, for receivables where collection was determined not probable.
Additionally, during the year ended December 31, 2020, we granted abatements in the aggregate of approximately $0.8 million, to ten tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $0.5 million of the total abatement amount for that period. We reviewed each lease agreement in connection with the abatement to determine whether such abatement, including any lease extension related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted for each abatement as such.
Our multi-family portfolio was also impacted by the pandemic. While our multi-family portfolio experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the year ended December 31, 2020, which resulted in decreased rental income for that period. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation limiting the actions we can take with respect to residents who are not making their rental payments, some of which have been extended into 2021. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.
We may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt. Our 2020 rent collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.
As previously reported, some of the tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) failed to make the payments due under their leases. As a result, we did not pay the monthly payments due under the mortgages encumbering these properties beginning in April 2020. As of December 31, 2020, the Company has made the required monthly payments on the State Street, Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the December 2020 payment date. We intend to continue to make all monthly mortgage payments when due for each of the Market at Hilliard, Buckhorn Plaza and State Street properties, but our ability and willingness to make payments under these mortgages may change if some or all of the tenants at these properties fail to make their monthly rental payments.
The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods would not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, during the fourth quarter of 2020, all of the cash flows from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender pending approval of a substitute lease. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage.

On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants. See also Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
The largest anchor tenant at our State Street property, Burlington Coat Factory, suffered property damage in May 2020 as a result of recent civil unrest. This tenant occupies approximately 72,600 square feet (37.5%) of the total gross leasable area at State Street and reopened for business on September 14, 2020.
We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our business, operations and liquidity, including adapting our operations to protect employees, implementing a work-from-home policy and cancelling most corporate travel. We believe the remote-work technology we have provided to our workforce has enabled a smooth transition to working from home with minimal impact to our operations. The health and safety of our employees and their families remains a top priority for us.
We also maintain frequent communication with our tenants, and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic.
Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided under “Part I - Item 1A. Risk Factors.”
Acquisition and Disposition Activity
During the year ended December 31, 2020, we continued to invest in multi-family assets with the following acquisition of properties:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
During the year ended December 31, 2020, we continued to execute on our strategy of disposing of legacy “non-core” assets by selling the following asset:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
Results of Operations
Comparison of the years ended December 31, 2020 and 2019
Key performance indicators are as follows:

	As of December 31,
	2020	2019
Economic occupancy (a)	72.8%	87.4%
Rent per square foot (b)	$14.54	$17.56

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
The decrease in occupancy and rent per square foot in 2020 is primarily due to the termination of the lease with The GEO Group, Inc. (“GEO”) at our correctional facility. See also Note 6 in the consolidated financial statements for additional discussion.
Consolidated Results of Operations

	(in thousands)
	For the Year ended December 31,
	2020	2019	Increase/(Decrease)
Net (loss) income	$(33,659)	$4,814	$(38,473)	(799.2)%
Net loss during the year ended December 31, 2020 was $33.7 million compared to net income of $4.8 million during the year ended December 31, 2019. Factors contributing to the net loss include the provision for asset impairment related to the correctional facility, termination of the lease with GEO, a reduction in gain on sale of investment properties, impact of rent concessions related to the COVID-19 pandemic at the retail properties, termination of the Alta lease at the Trimble office asset and a reduction in interest income. These impacts were partially offset by income from operations related to the multi-family asset acquisitions.
Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2020	2019	Increase/(Decrease)
Property income:
Rental income	$27,230	$36,626	$(9,396)	(25.7)%
Other property income	1,712	727	985	135.5%
	28,942	37,353	(8,411)	(22.5)%

Operating expenses:
Property operating expenses	8,702	7,489	1,213	16.2%
Real estate taxes	6,029	5,691	338	5.9%
Depreciation and amortization	12,774	13,014	(240)	(1.8)%
General and administrative expenses	14,131	12,907	1,224	9.5%
Provision for asset impairment	16,804	—	16,804	—%
Gain on sale of investment properties	82	8,841	(8,759)	(99.1)%
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
Total revenues decreased by $8.4 million in the year ended December 31, 2020 compared to the same period in 2019 as a result of termination of the lease with GEO, disposition of Lincoln Mall in June, 2019, termination of the Alta lease at the Trimble office asset, rent concessions and lease terminations related to the retail assets, partially offset by income from the acquisition of multi-family assets.
Property operating expenses increased by $1.2 million in the year ended December 31, 2020 compared to the same period in 2019 primarily as a result of the acquisition of multi-family assets, termination of the lease with GEO and an increase in bad debt expense related to the retail properties where, in the opinion of management, collection of substantially all lease payments is not probable.
Real estate taxes increased $0.3 million for the year ended December 31, 2020 compared to the same period in 2019 related to the multi-family asset acquisitions and the GEO lease, partially offset by the disposition of Lincoln Mall.
Depreciation and Amortization
Depreciation and amortization decreased by $0.2 million for the year ended December 31, 2020 compared to the same period in 2019 primarily as a result of the write-off of lease related assets at one of the office assets and disposition of Lincoln Mall during 2019, partially offset by the acquisition of multi-family assets.
General Administrative Expenses
General and administrative expenses increased by $1.2 million, or 9.5%, for the year ended December 31, 2020, due to severance related expenses incurred upon the departure of one of our executive officers.
Provision for Asset Impairment
For the year ended December 31, 2020, we identified a reduction in fair market value related to the correctional facility and recorded an impairment of investment properties of $16.8 million. No such impairments were recorded during the year ended December 31, 2019.
Gain on Sale of Investment Properties
During the year ended December 31, 2020, the gain on sale of investment properties was $0.1 million, which was attributed to Highlands' sale of the bank branch asset.
During the year ended December 31, 2019, the gain on sale of investment properties was $8.8 million, which was attributed to Highlands' sale of Lincoln Mall and the RDU land parcel.
Non-Operating Income and Expenses

	(in thousands)
	For the Year ended December 31,
	2020	2019	Increase/(Decrease)
Non-operating income and expenses:
Interest income	$242	$1,650	$(1,408)	(85.3)%
Interest expense	(4,485)	(3,929)	556	14.2%
Interest Income
Interest income decreased by $1.4 million during the year ended December 31, 2020 compared to the same period in 2019 as a result of a decrease in average cash balances during 2020 compared to 2019, as well as a decrease in interest rates during 2020.
Interest Expense
Interest expense increased by $0.6 million to $4.5 million for the year ended December 31, 2020 from $3.9 million for the year ended December 31, 2019 primarily attributable to borrowings related to one multi-family asset acquisition, The Locale, during the third quarter of 2019, write-off of loan fees related to the Credit Agreement and the mortgage encumbered by State Street, one of the retail assets. See also Note 8, to the consolidated financial statements for additional discussion.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of December 31, 2020:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2021	3	81,072	$787	8.0%	7.5%	$9.70
2022	7	161,633	2,341	15.9%	22.4%	14.49
2023	3	9,337	119	0.9%	1.1%	12.70
2024	5	48,148	775	4.7%	7.4%	16.10
2025	14	84,250	1,231	8.3%	11.8%	14.61
2026	4	20,191	397	2.0%	3.8%	19.68
2027	5	502,632	2,435	49.5%	23.3%	4.84
2028	7	46,419	819	4.6%	7.8%	17.64
2029	3	26,542	308	2.6%	2.9%	11.60
2030	1	2,790	—	0.3%	—%	—
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	1	29,333	1,189	2.9%	11.6%	40.54
	54	1,015,222	$10,443	100.0%	100.0%	$10.29
The following table represents new and renewed leases that commenced (not including multi-family leases) in the year ended December 31, 2020.

	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	3	6,986	$25.80	7.85
Renewals	11	66,100	$14.75	5.28
Total	14	73,086	$15.81	5.53
During the year ended December 31, 2020, 14 new leases and renewals commenced with gross leasable area totaling 73,086 square feet. The weighted average lease term for new and renewal leases was 7.85 and 5.28 years, respectively.
As of December 31, 2019, 13 new leases and renewals commenced with gross leasable area totaling 115,990 square feet. The weighted average lease term for new and renewal leases was 7.44 and 4.19 years, respectively.
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
    We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:
•Determine the accounting of the transaction as either a business combination or an asset acquisition;
•Estimate the value of the property “as if vacant” as of the acquisition date;
•Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

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
Liquidity and Capital Resources
As of December 31, 2020, we had $50.2 million of cash and cash equivalents, and $3.4 million of restricted escrows.
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
Generally, our cash needs have been and will be funded from:
•cash flows from our investment assets;
•proceeds from sales of assets; and

•proceeds from debt.
Our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations. Significant lease maturities include the Dick's Sporting Goods and Burlington Coat Factory leases at State Street and Fitness International at the Sherman Plaza retail assets expiring in April 2021, August 2022 and April 2022, respectively.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of December 31, 2020 (dollar amounts are stated in thousands).

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2020	Weighted average interest rate
2021	$—	—%
2022	28,957	3.35%
2023	18,282	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,659	4.38%
Total	$83,898	3.78%
(1) See Note 9 in the accompanying consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the strike rate.
As of December 31, 2020 and 2019, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
Total debt outstanding as of December 31, 2020 and 2019 was $83.9 million and $94.9 million, respectively, and had a weighted average interest rate of 3.78% and 4.00% per annum, respectively.

We assumed a mortgage loan in the principal amount of $11.4 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Revolving Credit Loan waived the Company’s obligation to comply with certain financial covenants for the Waiver Period and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants.

The Company currently expects to use borrowings under the Credit Agreement for working capital purposes, which may include repayment of indebtedness, capital expenditures, lease up costs, redevelopment costs, property acquisitions and other general corporate purposes. As of December 31, 2020, we had borrowed $20.0 million under the Revolving Credit Loan.
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of December 31, 2020, is approximately 1.90%.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts associated with the credit facility and the mortgage encumbered by The Locale that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the company.
Capital Expenditures and Reserve Funds
    During the year ended December 31, 2020, we made total capital expenditures of $2.8 million. Our total capital expenditures in 2019 was $1.0 million.
Summary of Cash Flows
Comparison of the years ended December 31, 2020 and 2019:

	(in thousands)
	For the Year ended December 31,
	2020	2019
Cash (used in) provided by operating activities	$(2,106)	$16,809
Cash used in investing activities	(9,398)	(68,351)
Cash (used in) provided by financing activities	(12,914)	45,856
Decrease in cash and cash equivalents and restricted cash and escrows	(24,418)	(5,686)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	78,055	83,741
Cash and cash equivalents and restricted cash and escrows, at end of year	$53,637	$78,055
Cash used in operating activities was $2.1 million for the year ended December 31, 2020. Cash provided by operating activities was $16.8 million for the same period in 2019. Cash used in operating activities increased by $18.9 million when comparing the year ended December 31, 2020 to the same period in 2019 primarily as a result of the GEO lease termination, which has caused cash flows from operations to be lower year over year. Additional factors include the impact on retail properties of the pandemic and civil unrest as well as the Alta lease termination discussed in Note 6 to the accompanying consolidated financial statements. There was also an increase in cash paid for interest expense during the year ended December 31, 2020 compared to the same period last year.
Cash used in investing activities was $9.4 million for the year ended December 31, 2020 compared to $68.4 million for the year ended December 31, 2019. Cash used in investing activities decreased $59.0 million when comparing the year ended December 31, 2020 to the same period in 2019. During the year ended December 31, 2020, cash was used to purchase The Sterling for $7.4 million, payments for capital expenditures of $2.8 million and payments for leasing fees of $0.5 million. Partially offsetting cash used during the year ended December 31, 2020 was cash provided by proceeds from the sale of investment properties, net in the amount of $1.3 million. In the year ended December 31, 2019, cash provided by proceeds received from the sale of Lincoln Mall and the RDU land parcel was $53.2 million offset by cash used to purchase multi-family assets for $119.7 million, payments for capital expenditures of $1.0 million and payments for leasing fees of $0.8 million.
Cash used in financing activities was $12.9 million for the year ended December 31, 2020. Cash used in financing activities for the year ended December 31, 2020 was related to principal payments on the term loan portion of the Credit Facility in the amount of $30.0 million, principal payments on mortgage debt in the amount of $1.0 million, payments of tax withholding for share-based compensation in the amount of $1.1 million, payments for common stock repurchased for $0.6 million and payments for debt issuance costs in the amount of $0.1 million. Partially offsetting cash used for these activities was borrowings in the amount of $20.0 million related to the Credit Facility. Cash provided by financing activities in the amount of $45.9 million for the year ended December 31, 2019 was primarily related to borrowings in the amount of $30.0 million related to the Credit Facility and borrowings related to the acquisition of multi-family assets in the amount of $18.7 million. See also Note 8 to the consolidated financial statements for a summary of the Credit Agreement and mortgage debt.
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
The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Year Ended December 31,
	2020	2019
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(33,589)	$4,849
Depreciation and amortization related to investment assets (a)	12,538	12,907
Impairment of investment properties	16,804	—
Gain on sale of investment properties, net	(82)	(8,841)
Funds From Operations and Adjusted Funds From Operations	$(4,329)	$8,915
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

	Year Ended December 31,
	2020	2019
Amortization of mark to market debt discounts and financing costs	$348	$290
Distributions
For the years ended December 31, 2020 and 2019, no cash distributions were paid by Highlands.
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
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2020, our debt included an outstanding variable-rate revolving loan of $20.0 million and a variable rate mortgage loan of $18.8 million, which has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of December 31, 2020, that is not under a swap agreement, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.2 million.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured Revolving Credit Loan due 2022 and interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.
Our credit facilities and interest rate swaps are indexed to USD-LIBOR. However, as our Credit Facility and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our consolidated financial statements.
As of December 31, 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.6 million as of December 31, 2020 and is included in other liabilities in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Reports of Independent Registered Public Accounting Firms	53
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019	55
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019	56
Consolidated Statements of Equity for the years ended December 31, 2020 and 2019	57
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	58
Notes to Consolidated Financial Statements	60
Real Estate and Accumulated Depreciation (Schedule III)	83
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Highlands REIT, Inc.

Opinion on the consolidated financial statements
We have audited the accompanying consolidated balance sheet of Highlands REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Grant Thornton LLP
Chicago, Illinois
March 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Highlands REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Highlands REIT, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule III as of December 31, 2019 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2019.

Chicago, Illinois
March 20, 2020

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Investment properties
Land	$83,676	$82,877
Building and other improvements	276,822	289,351
Construction in progress	1,703	—
Total	362,201	372,228
Less accumulated depreciation	(65,501)	(56,431)
Net investment properties	296,700	315,797
Cash and cash equivalents	50,236	75,404
Restricted cash and escrows	3,401	2,651
Accounts and rents receivable (net of allowance of $620 and $1,178, respectively)	2,930	3,105
Intangible assets, net	36	1,339
Deferred costs and other assets	2,757	1,936
Total assets	$356,060	$400,232
Liabilities
Debt, net	$82,761	$93,203
Accounts payable and accrued expenses	12,953	11,535
Intangible liabilities, net	743	842
Other liabilities	2,540	4,055
Total liabilities	98,997	109,635
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 877,759,145 and 876,074,038 shares issued and outstanding as of December 31, 2020 and 2019, respectively	8,778	8,761
Additional paid-in capital	1,409,767	1,408,993
Accumulated distributions in excess of net income	(1,160,859)	(1,127,270)
Accumulated other comprehensive income	(548)	18
Total Highlands REIT, Inc. stockholders’ equity	257,138	290,502
Non-controlling interests	(75)	95
Total equity	257,063	290,597
Total liabilities and equity	$356,060	$400,232

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues
Rental income	$27,230	$36,626
Other property income	1,712	727
Total revenues	28,942	37,353
Expenses
Property operating expenses	8,702	7,489
Real estate taxes	6,029	5,691
Depreciation and amortization	12,774	13,014
General and administrative expenses	14,131	12,907
Provision for asset impairment	16,804	—
Total expenses	58,440	39,101
Gain on sale of investment properties	82	8,841
(Loss) income from operations	(29,416)	7,093
Interest income	242	1,650
Interest expense	(4,485)	(3,929)
Net (loss) income	(33,659)	4,814
Net loss attributable to non-controlling interests	70	35
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(33,589)	$4,849
Net (loss) income per common share, basic and diluted	$(0.04)	$0.01
Weighted average number of common shares outstanding, basic and diluted	879,151,301	875,313,817

Comprehensive (loss) income
Net (loss) income	$(33,659)	$4,814
Unrealized (loss) gain on derivatives	(666)	21
Total other comprehensive (loss) income	(666)	21
Comprehensive (loss) income	(34,325)	4,835
Comprehensive loss attributable to non-controlling interests	170	32
Comprehensive (loss) income attributable to Highlands REIT, Inc. common stockholders	$(34,155)	$4,867

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands, except share amounts)
For the years ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2019	871,688,704	$8,717	$1,407,502	$—	$(1,132,119)	$284,100	$—	$284,100
Net income (loss)	—	—	—	—	4,849	4,849	(35)	4,814
Other comprehensive income	—	—	—	18	—	18	3	21
Non-controlling interest equity contributions	—	—	—	—	—	—	127	127
Share-based compensation	4,385,334	44	1,491	—	—	1,535	—	1,535
Balance at December 31, 2019	876,074,038	8,761	1,408,993	18	(1,127,270)	290,502	95	290,597
Net income (loss)	—	—	—	—	(33,589)	(33,589)	(70)	(33,659)
Other comprehensive income	—	—	—	(566)	—	(566)	(100)	(666)
Share-based compensation, net	1,685,107	17	774	—	—	791	—	791
Balance at December 31, 2020	877,759,145	$8,778	$1,409,767	$(548)	$(1,160,859)	$257,138	$(75)	$257,063
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(33,659)	$4,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,774	13,014
Amortization of above and below market leases, net	(99)	(266)
Amortization of debt discounts and financing costs	348	290
Straight-line rental income	55	(186)
Write-off of lease related assets	—	2,745
Write-off of debt issuance costs	332	—
Gain on sale of investment properties, net	(82)	(8,841)
Provision for asset impairment	16,804	—
Non-cash stock-based compensation expense	1,416	2,242
Changes in assets and liabilities:
Accounts and rents receivable, net	120	205
Deferred costs and other assets	(517)	146
Accounts payable and accrued expenses	2,585	839
Other liabilities	(2,183)	1,807
Net cash flows (used in) provided by operating activities	$(2,106)	$16,809
Cash flows from investing activities:
Capital expenditures and tenant improvements	(2,804)	(1,011)
Proceeds from sale of investment properties, net	1,287	53,163
Acquisition of investment properties	(7,372)	(119,725)
Payment of leasing fees	(509)	(778)
Net cash flows used in investing activities	$(9,398)	$(68,351)
Cash flows from financing activities:
Payment of debt issuance costs	(94)	(437)
Proceeds from credit agreement	20,000	29,375
Proceeds from debt	—	18,684
Payoff of debt	(30,000)	—
Principal payments of debt	(1,028)	(716)
Common stock repurchased	(645)	—
Payment for tax withholding for share-based compensation	(1,147)	(1,177)
Contributions from non-controlling interests	—	127
Net cash flows (used in) provided by financing activities	$(12,914)	$45,856
Net decrease in cash and cash equivalents and restricted cash and escrows	(24,418)	(5,686)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	78,055	83,741
Cash and cash equivalents and restricted cash and escrows, at end of year	$53,637	$78,055

Cash and cash equivalents and restricted cash and escrows, end of year
Cash and cash equivalents	$50,236	$75,404
Restricted cash and escrows	3,401	2,651
Total cash and cash equivalents and restricted cash and escrows, at end of year	$53,637	$78,055
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,892	$3,493
Cash paid for taxes	$105	$92
Supplemental schedule of non-cash activities:
Disposal of lease related assets	$351	$2,745
Other assets arising from unrealized gain on derivative instruments	$—	$21
Other liabilities arising from unrealized loss on derivative instruments	$645	$—
Recognition of right-of-use assets and lease liabilities	$179	$300
Assumption of mortgage debt on acquired properties	$—	$11,449

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of multi-family assets, retail assets, office assets, industrial assets, a correctional facility and unimproved land. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent. Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 8.With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2020, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2020 and 2019, the Company owned 20 assets and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The Company continues to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of its business. The extent of the pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread, intensity and any resurgence of the pandemic, the distribution of the COVID-19 vaccine by healthcare providers, and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain and to predict.
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
During the year ended ended December 31, 2020, we received rent relief requests from certain tenants at our retail properties, most often in the form of rent deferral and abatement requests. We have evaluated each tenant relief request on an individual basis and granted deferrals of approximately $330 to nine of our tenants. In exchange, such tenants agreed to various repayment periods, ranging between three and 24 months. As of December 31, 2020, approximately $50 had been repaid and $150 is expected to be repaid during 2021. The remaining $130 is due from tenants who have either not yet reopened since the beginning of the pandemic, have permanently gone out of business or who filed for bankruptcy and collection of these outstanding amounts is unlikely. In accordance with the terms set forth in the FASB Q&A Document, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we increase our lease receivable as receivables accrue and recognize rental income in our consolidated financial statements during the deferral period. In connection with these rent deferrals, we increased our allowance for bad debt by approximately $350 during the year ended ended December 31, 2020, which includes amounts related to existing deferral agreements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
Additionally, during the year ended December 31, 2020, we granted abatement in the aggregate of approximately $820 to ten tenants, the largest of which is LA Fitness at the Sherman Plaza property which accounted for $516 of the total abatement amount. We reviewed each lease agreement in connection with the abatement to determine whether such abatements, including any lease extensions related thereto, qualified as a “lease modification” under the applicable lease agreement, and, after determining that two such abatements constituted “lease modifications” under the respective lease agreement, we accounted for each abatement as such.
Our multi-family portfolio was also impacted by the pandemic. While our multi-family portfolio experienced higher collection rates than on our retail portfolio, we had a decrease in occupancy during the year ended December 31, 2020, which resulted in decreased rental income. In some circumstances, we granted deferrals to residents who were impacted by the pandemic and offered payment plans for repayment in three to six months. Many state and local municipalities have placed a moratorium on evictions and housing-related litigation, some of which have been extended into 2021 limiting the actions we can take with respect to residents who are not making their rental payments. In addition to the decreased rental income, our bad debt expense increased as a result of reserves recorded on balances that were outstanding for residents impacted by the pandemic.
We may receive additional rent deferral or abatement requests, or requests to modify existing lease agreements, as a result of the COVID-19 pandemic and recovery related thereto. We will evaluate each tenant rent relief request on an individual basis and consider a number of factors in determining whether to grant such request. Additionally, as tenants that have been granted some form of rent relief enter into their rent repayment periods, such tenants may be unable to pay the outstanding monthly rent payments, and, as a result, we may see a further increase in our bad debt expense. Our 2020 collections may not be indicative of collections in any future period and may be influenced by factors such as (i) whether tenants have received loans pursuant to the CARES Act, (ii) whether “stay-at-home” orders have been eased, and (iii) whether we have granted rent assistance requests.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
As of December 31, 2020 and 2019, respectively, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 is $26,449 and $28,073, respectively, related to the Corvue Venture. Included in total liabilities on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 is $19,267 and $19,074, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
Rental income related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment of $92 to rental income and property operating expenses associated with lease-related receivables where collection of substantially all operating lease payments is not probable during the fiscal year ended December 31, 2019. During the same period in 2020, the adjustment to reduce rental income was $181 and the adjustment to property operating expenses was $281, respectively, for receivables where collection was determined not probable.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Real Estate
    We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
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
    We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:
•Determine the accounting of the transaction as either a business combination or an asset acquisition;
•Estimate the value of the property “as if vacant” as of the acquisition date;
•Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;
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
December 31, 2020
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
    There were no assets held for sale on the consolidated balance sheets as of December 31, 2020 and 2019.
If the sale represents a strategic shift that has (or will have) a major effect on the Company's results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.
Impairment
    The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the property's fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
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
The Company recorded $16,804 of impairments during the year ended December 31, 2020. There were no such impairments during the year ended December 31, 2019. See Note 9 to the consolidated financial statements for additional information.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
Going Concern Basis of Accounting
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Company considers, but is not limited to, any risks and/or uncertainties to its results of operations, contractual obligations in the form of near-term debt maturities, dividend requirements, or other factors impacting the Company’s liquidity and capital resources. No conditions or events that raised substantial doubt about the ability to continue as a going concern within one year were identified as of the issuance date of the financial statements contained in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
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
In cases where we granted a payment deferral as a result of COVID-19, we have accounted for most of the concessions as if no changes to the lease contract were made. Under that accounting, we increased our lease receivable as receivables accrued in our statements of operations and will continue to recognize rental income during the deferral period. Refer also to Note 1, Organization, and Note 6, Leases, for discussion related to the impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
value measurements. The adoption of this ASU on January 1, 2020 did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases”, which established ASC 842, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients, upon adoption, on January 1, 2019, using the effective date as our date of initial application and no transition adjustment was recognized. The Company elected the practical expedient, among others, to not separate lease and non-lease components for all qualifying leases. For leases with a term of twelve months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. Due to the new standard’s narrowed definition of initial direct costs, beginning January 1, 2019, the Company recognizes expense as incurred on certain lease origination costs previously capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs are an increase to property operating expenses in the consolidated statements of operations and comprehensive income in the period of adoption and prospectively. As a lessee, beginning January 1, 2019, the Company recognized a right-of-use asset and lease liability included in deferred costs and other assets and other liabilities, respectively, on the consolidated balance sheets, with a balance upon adoption of approximately $305, which was estimated by utilizing an average discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired have an increased likelihood of being classified as either sales-type or finance-type leases.
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
In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which addresses specific issues in the leasing guidance, including sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. Prior to the adoption of ASU 2018-20, the Company recognized tenant recovery income regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are only recognized to the extent that the Company pays the third party directly and are classified as rental income on the Company’s consolidated statements of operations and comprehensive loss.
Other recently issued accounting standards or pronouncements not disclosed in the foregoing table have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Acquired Assets
The Company records identifiable assets and liabilities acquired at fair value. During the year ended December 31, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $72.
The following table reflects the property acquired during the year ended December 31, 2020.

Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
The purchase price allocation has been recorded as follows:

Total
Land	$1,849
Buildings and other improvements	5,407
Intangible assets, net	116
Total assets	$7,372
During the year ended December 31, 2019, the Company acquired six multi-family assets for a gross acquisition price of $131,180, including capitalized transaction costs of approximately $480.
The following table reflects the properties acquired during the year ended December 31, 2019.

Property	Location	Acquisition Date	Acquisition Price
The Detroit and Detroit Terraces	Denver, Colorado	January 8, 2019	$19,070
The View	San Diego, California	April 5, 2019	16,420
Tennyson44	Denver, Colorado	June 11, 2019	19,191
The Locale (1)	Allendale, MI	August 16, 2019	27,696
The Muse	Denver, Colorado	October 24, 2019	48,803
			$131,180
The purchase price allocation has been recorded as follows:

	The Detroit and Detroit Terraces	The View	Tennyson44	The Locale	The Muse	Total
Land	$3,370	$7,272	$1,533	$4,295	$5,303	$21,773
Buildings and other improvements	15,006	8,862	17,410	22,460	42,809	106,547
Intangible assets, net	301	286	248	941	691	2,467
Total assets	$18,677	$16,420	$19,191	$27,696	$48,803	$130,787
						—
Debt discount on mortgage assumption	393	—	—	—	—	393
Total liabilities	$393	$—	$—	$—	$—	$393

Total acquisition price	$19,070	$16,420	$19,191	$27,696	$48,803	$131,180
4. Disposed Assets
The following table reflects the property disposition during the year ended December 31, 2020.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
The following table reflects the property dispositions during the year ended December 31, 2019.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
RDU land	Raleigh, North Carolina	May 29, 2019	$600	$554	$29
Lincoln Center	Lincoln, Rhode Island	June 21, 2019	55,750	52,609	8,812
			$56,350	$53,163	$8,841
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2020	2019
Accrued real estate taxes	$7,365	$6,372
Accrued compensation	3,762	3,606
Accrued interest payable	282	369
Other accrued expenses	1,544	1,188
Total accounts payable and accrued expenses	$12,953	$11,535
6. Leases
Leasing as a lessor
Revenue Recognition
We lease multi-family properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to sixteen years as of December 31, 2020 and terms that range from less than one year to twenty years as of December 31, 2019.
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
December 31, 2020
creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. for one building of our office asset located in San Jose, California.  The amendment with Alta Devices acknowledged Alta Devices was in payment default of its lease, and we collected on a letter of credit, in the amount of $1,701, that secured Alta Devices obligations under the lease. The letter of credit proceeds have been applied to rental income pursuant to the terms of the lease.  During 2019, we wrote off all lease related assets related to the premises in the original lease with Alta Devices, Inc. including a lease inducement $1,249, lease commissions $1,169 and straight-line rent $1,649. The lease terminated during the first fiscal quarter of 2020 and $671 was recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”) indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January, 2020 and GEO has vacated the facility. The facility remains vacant as of December 31, 2020. For the year ended December 31, 2019, 26.7% of our revenue was derived from GEO's net lease on our Hudson correctional facility asset. We recorded a full impairment of the asset of $16,804 during the fourth quarter of 2020. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to continue to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Year ended December 31,
	2020	2019
Lease income related to fixed lease payments	$23,291	$30,391
Lease income related to variable lease payments	3,939	6,235
Other (1)	1,712	727
Lease income	$28,942	$37,353
(1) For the year ended December 31, 2020 and 2019, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.

Future Minimum Rental Income
As of December 31, 2020, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2021	$9,087
2022	8,188
2023	7,223
2024	6,758
2025	5,758
Thereafter	20,239
Total	$57,253
Leasing as a Lessee

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At December 31, 2020, the balances were $287 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
During the twelve months ended December 31, 2020, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities) for leased assets from a third party for our corporate office space with a lease term expiring in December 2021. At December 31, 2020, the balance was $179 and was recorded in the consolidated balance sheets. We used a discount rate of approximately 3.3%, reflecting the Company's incremental borrowing rate as of January 1, 2020.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2020 and a reconciliation of those cash flows to the operating lease liability at
December 31, 2020.

2021	$200
2022	21
2023	21
2024	21
2025	21
Thereafter	352
636
Imputed interest	(170)
Lease liability	$466

7. Intangible Assets and Liabilities
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2020 and 2019.

	Balance as of December 31,
	2020	2019
Intangible Assets:
Acquired in-place lease	$22,281	$22,165
Accumulated amortization	(22,245)	(20,826)
Intangible assets, net	$36	$1,339
Intangible liabilities:
Acquired below market leases	$2,629	$2,629
Accumulated amortization	(1,886)	(1,787)
Intangible Liabilities, net	$743	$842
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs was applied as a reduction to rental income. Amortization pertaining to the below market lease costs was applied as an increase

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
to other rental income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
Amortization of:
Acquired above market lease	$—	$(1)
Acquired below market lease	99	267
Net revenues increase	$99	$266

Acquired in-place lease intangibles	$1,419	$1,529
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total
Amortization of:
Acquired below market lease	$85	$85	$85	$85	$78	$325	$743
Net revenues increase	$85	$85	$85	$85	$78	$325	$743

Acquired in-place lease intangibles	$36	$—	$—	$—	$—	$—	$36
8. Debt
During the years ended December 31, 2020 and 2019, the following principal debt transactions occurred:

Balance at December 31, 2018		$35,443
Assumption of mortgage debt on acquired properties	—	11,449
Proceeds from credit agreement		30,000
Proceeds from mortgage debt		18,750
Paydown of debt		(716)
Balance at December 31, 2019		94,926
Paydown of term loan related to credit agreement		(30,000)
Proceeds from credit agreement		20,000
Paydown of debt		(1,028)
Balance at December 31, 2020		$83,898
Total debt outstanding as of December 31, 2020 and 2019, net of unamortized deferred financing costs and debt discounts, was $82,761 and $93,203, respectively, and had a weighted average interest rate of 3.78% and 4.00% per annum, respectively. Deferred financing costs, net, as of December 31, 2020 and 2019 were $834 and $1,374, respectively. Debt discounts as of December 31, 2020 and December 31, 2018 were $303 and $349, respectively. As of December 31, 2020, scheduled maturities for the Company’s outstanding mortgage indebtedness and the credit facility had various due dates through August 2027, as follows:

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

For the year ended December 31,	As of December 31, 2020	Weighted average interest rate
2021	$—	—%
2022	28,957	3.35%
2023	18,282	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,659	4.38%
Total	$83,898	3.78%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of the The Locale asset. The weighted average interest rate reflected is the strike rate.

The Company's ability to pay off mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each loan, if the applicable subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, we may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2020 and December 31, 2019, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2020 and 2019, the Company is in compliance with such covenants in all material respects.
On January 8, 2019, the Company assumed a mortgage loan in the principal amount of $11,089, net of a debt discount of $360, in connection with the acquisition of The Detroit and Detroit Terraces. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
We obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the LIBOR plus the applicable spread. The effective interest rate as of December 31, 2020 and 2019 is approximately 1.90% and 3.46%, respectively.
Credit Agreement
On February 15, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, The Huntington National Bank (“HNB”), individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and certain other lenders thereunder. The Credit Agreement initially provided for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50,000, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50,000. On November 6, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) that amends that certain Credit Agreement, dated February 15, 2019 (as amended, the "Credit Agreement"), by and between the Company, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, individually and as administrative agent, issuing lender, lead arranger, book manager and syndication agent, and the other lenders thereunder, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants.
During the year ended December 31, 2020, the Company repaid $30,000 of the outstanding principal balance of the Term Loan. As of December 31, 2020, the Company had an outstanding principal balance of $20,000 under the Revolving Credit Loan.
The Revolving Credit Loan has a maturity date of February 15, 2022, but can be extended at the Company’s option for two additional one-year periods conditioned on, among other things, payment of a 15-basis points extension fee upon each such extension. The Company is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.
The interest rates applicable to loans under the Revolving Credit Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.0% to 1.3% per annum or LIBOR plus a margin ranging from 2.0% to 2.3% per annum based on the debt to assets ratio of the Company and its consolidated subsidiaries. The Company has chosen the second option for the interest rate applicable to the current loan under the Revolving Credit Loan during the twelve months ended December 31, 2020. In addition, the Company pays (a) an unused facility fee on the revolving commitments under the Revolving Credit Loan ranging from 0.15% to 0.25% per annum, calculated daily based on the average unused commitments under the Revolving Credit Loan.
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
As of September 30, 2020, the Company was not in compliance with two financial covenants under the Credit Facility. As a result, on November 6, 2020, the Company entered into an amendment to the Credit Agreement Amendment, pursuant to which the lender under the Credit Facility waived the Company’s obligation to comply with such covenants during the Waiver Period and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20,000 until the Company is in compliance with all such covenants. As of December 31, 2020, following the end of the Waiver Period, the Company remained noncompliant with such covenants, and as a result, the Company is not permitted to draw on the Revolving Credit Loan until the Company is in compliance with all such covenants. However, the Company is currently in discussions with the lender to amend the Credit Agreement.
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
December 31, 2020
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2020 and 2019, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to the unrealized loss on our derivative financial instrument was $666 for the year ended December 31, 2020. The amount recorded as other comprehensive income was $21 for the year ended December 31, 2019. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $255 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other Liabilities”	$—	$645	$—	$645

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets”	$—	$21	$—	$21
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
During the year ended December 31, 2020, the Company identified certain assets which may have a reduction in the expected holding period, a reduction in occupancy or a reduction in fair market value which represented an impairment trigger, and recorded a full impairment of investment properties of $16,804 on one net lease asset. No such impairments were recorded during the year ended December 31, 2019. The following table presents these assets measured at fair value on a nonrecurring basis as of December 31, 2020 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2020
Investment Properties	$—	$—	$—	$—	$16,804
(a)The estimate of fair value relating to the correctional facility’s impairment was primarily based upon research and findings that there is currently no market demand for the property, nor will there be a market for the foreseeable future. A sales comparison approach was utilized to estimate the market value of the land, as vacant, after deducting market supported demolition costs.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable and revolver	$83,898	$81,703	$94,926	$94,934

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.33% and 3.93% per annum as of December 31, 2020 and 2019, respectively. The Company estimates the fair value of its mortgage loans and revolving credit loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and revolving credit loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 2.63% to 6.21% and 3.42% to 4.93% as of December 31, 2020 and 2019, respectively. The fair value estimate of the unsecured credit facility approximated the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the years ended December 31, 2020 and December 31, 2019, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income/loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the two year period ended December 31, 2020. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2020 and 2019 or in the consolidated balance sheets as of December 31, 2020 and 2019. As of December 31, 2020, the Company's, including its predecessors, 2019, 2018 and 2017 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
The following table summarizes net operating income (loss) by segment for the year ended December 31, 2020.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$27,230	$2,717	$9,582	$699	$14,232	$—
Other property income	1,712	—	189	768	755	—
Total income	28,942	2,717	9,771	1,467	14,987	—
Operating expenses	14,731	1,375	5,199	777	6,836	544
Net operating income (loss)	$14,211	$1,342	$4,572	$690	$8,151	$(544)
Non-allocated expenses (a)	(26,905)
Other income and expenses (b)	(4,243)
Provision for asset impairment (c)	(16,804)
Gain on sale of investment properties (d)	82
Net loss	$(33,659)
Balance Sheet Data
Real estate assets, net (e)	$296,736	$15,214	$64,865	$25,892	$181,801	$8,964
Non-segmented assets (f)	59,324
Total assets	$356,060
Capital expenditures	$2,804	$—	$2,013	$23	$752	$16
(a)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)Other income and expenses consists of interest income and interest expense.
(c)Provision for asset impairment is related to one net lease asset.
(d)Gain on the sale of investment properties is related to one other asset.
(e)Real estate assets include intangible assets, net of amortization.
(f)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
The following table summarizes net operating income (loss) by segment for the year ended December 31, 2019.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$36,626	$12,450	$15,638	$79	$8,459	$—
Other property income	727	—	149	38	534	6
Total income	37,353	12,450	15,787	117	8,993	6
Operating expenses	13,180	618	7,245	760	3,963	594
Net operating income (loss)	$24,173	$11,832	$8,542	$(643)	$5,030	$(588)
Non-allocated expenses (a)	(25,921)
Other income and expenses (b)	(2,279)
Gain on sale of investment properties (c)	8,841
Net income	$4,814
Balance Sheet Data
Real estate assets, net (d)	$317,136	$34,755	$66,276	$26,400	$180,753	$8,952
Non-segmented assets (e)	$83,096
Total assets	$400,232
Capital expenditures	$1,011	$—	$468	$—	$543	$—
(a)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)Other income and expenses consists of interest income and interest expense.
(c)Gain on the sale of investment properties is related to one retail asset and one other asset.
(d)Real estate assets include intangible assets, net of amortization.
(e)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net (loss) income attributable to Highlands REIT, Inc. common stockholders	$(33,589)	$4,849

Denominator:
Weighted average shares outstanding - basic and diluted	879,151,301	875,313,817

Basic and diluted income per share:
Net (loss) income per common share	$(0.04)	$0.01
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
For the year ended December 31, 2020, the Company granted 6,694,447 of fully vested shares of common stock with an aggregate value of $2,410 based on an estimated fair value per share of $0.36.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. At December 31, 2020, 10,423,768 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2020 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	357,143	$0.35
Granted	6,694,447	0.36
Vested	(7,041,669)	0.36
Other (1)	(9,921)	—
Balance at December 31, 2020	—	$—
(1) Represents the change in the number of shares granted in 2019 based on an estimated net asset value per share of $0.33 and the actual shares vested in 2020 based on an estimated net asset value per share of $0.35.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
    The Company recognized stock-based compensation expense for the years ended December 31, 2020 and 2019 of $2,618 and $2,242, respectively, related to the Incentive Award Plan. For the years ended December 31, 2020 and 2019, the Company paid $1,147 and $1,177, respectively, related to tax withholding for share-based compensation.
The Company repurchased and retired 2,304,547 of fully vested shares previously awarded to an employee pursuant to a separation agreement during the fourth quarter of 2020. The shares were repurchased for $0.36 per share, which was based on the Company's estimated share value as of December 31, 2019. Stock-based compensation expense was adjusted for $184 representing the difference between the $0.36 per share estimate in the separation agreement and the $0.28 per share value estimate as of December 31, 2020.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated after the signing of this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total cost commitment is estimated to be approximately $3.9 million, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease. As of December 31, 2020, we estimate that remaining costs under this commitment are approximately $2.0 million.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.1 million.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020
15. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2020 and 2019.

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$9,286	$5,873	$6,616	$7,167
Property operating expenses	2,199	1,793	2,434	2,276
Real estate taxes	1,651	1,066	1,548	1,764
Depreciation and amortization	3,295	3,259	3,118	3,102
General and administrative expenses	4,558	2,893	3,633	3,047
Provision for asset impairment	—	—	—	16,804
Total expenses	11,703	9,011	10,733	26,993
Gain on sale of investment properties	82	—	—	—
Loss from operations	(2,335)	(3,138)	(4,117)	(19,826)
Interest income	186	26	19	11
Interest expense	(1,080)	(1,048)	(1,099)	(1,258)
Net loss	(3,229)	(4,160)	(5,197)	(21,073)
Net loss attributable to non-controlling interests	28	12	30	—
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,201)	$(4,148)	$(5,167)	$(21,073)
Net loss per common share, basic and diluted	$—	$—	$(0.01)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted (a)	878,071,826	879,636,248	879,932,514	878,958,154

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2020

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
(a)Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in number of weighted common shares outstanding.
16. Subsequent Events
On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan. As of January 31, 2021, the Company has an outstanding principal balance of $15,000 under the Revolving Credit Loan.
Effective January 22, 2021, the Company's board of directors appointed Robert J. Lange to serve as Chief Operating Officer of the Company. In addition to his duties as General Counsel and Secretary, Mr. Lange’s responsibilities have included and will continue to include a variety of operational functions, including strategic planning, non-core asset management, investor relations, certain human resources roles, as well as property insurance and corporate insurance.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
BUCKHORN PLAZA	$9,959	$1,651	$11,770	$(35)	$2,221	$1,616	$13,991	$15,607	$7,356	2006
Bloomsburg, PA
SHERMAN PLAZA	—	9,655	30,982	—	9,359	9,655	40,341	49,996	19,464	2006
Evanston, IL
STATE STREET MARKET	8,957	3,950	14,184	—	1,822	3,950	16,006	19,956	8,520	2006
Rockford, IL
THE MARKET AT HILLIARD	15,251	4,432	13,308	—	3,766	4,432	17,074	21,506	8,440	2005
Hilliard, OH
Net Lease
ATLAS - ST PAUL	—	3,890	10,093	—	—	3,890	10,093	13,983	4,680	2007
St. Paul, MN
ATLAS-NEW ULM	—	900	9,359	—	—	900	9,359	10,259	4,347	2007
New Ulm, MN
HUDSON CORRECTIONAL FACILITY	—	1,382	—	(1,382)	—	—	—	—	—	2009
Hudson, CO
Multi-tenant office
TRIMBLE I	—	12,732	10,045	—	5,784	12,732	15,829	28,561	2,693	2013
San Jose, CA

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-family
BUERGER BROTHER LOFTS	—	3,117	7,114	—	267	3,117	7,381	10,498	878	2017
Denver, CO
CHAMBER LOFTS	—	2,797	6,388	—	158	2,797	6,546	9,343	779	2017
Denver, CO
THE LAFAYETTE	—	2,457	7,067	—	194	2,457	7,261	9,718	668	2018
Denver, CO
KENILWORTH COURT	—	2,496	3,203	—	7	2,496	3,210	5,706	264	2018
Denver, CO
1620 CENTRAL STREET	—	3,075	17,140	—	105	3,075	17,245	20,320	1,507	2018
Evanston, IL
THE DETROIT AND DETROIT TERRACES	11,449	3,370	15,006	—	—	3,370	15,006	18,376	1,072	2019
Denver, CO
TENNYSON		1,533	17,410	—	—	1,533	17,410	18,943	978	2019
Denver, CO
THE MUSE	—	5,303	42,809	—	18	5,303	42,827	48,130	1,774	2019
Denver, CO
THE VIEW	—	7,272	8,862	—	145	7,272	9,007	16,279	601	2019
San Diego, CA
THE LOCALE	18,282	4,294	22,461	—	336	4,294	22,797	27,091	1,343	2019
Allendale, MI
THE STERLING	—	1,849	5,407	—	—	1,849	5,407	7,256	130	2020
San Diego, CA
Other
PALAZZO DEL LAGO	—	8,938	—	—	19	8,938	19	8,957	6	2010
Orlando, FL
CORPORATE	—	—	—	—	13	—	13	13	1	2020
Totals	$63,898	$85,093	$252,608	$(1,417)	$24,214	$83,676	$276,822	$360,498	$65,501

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2020 for U.S. federal income tax purposes was approximately $451,390 (unaudited).
(A)The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.
(B)Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
(C)Reconciliation of real estate owned:

	2020	2019
Balance at January 1	$372,228	$314,527
Acquisitions and capital improvements	8,357	129,407
Dispositions and write-offs	(1,596)	(71,706)
Asset impairments	(18,491)	—
Balance at December 31,	$360,498	$372,228
(D)Reconciliation of accumulated depreciation:

	2020	2019
Balance at January 1	$56,431	$72,822
Depreciation expense	11,001	9,637
Dispositions and write-offs	(244)	(26,028)
Asset impairments	(1,687)	—
Balance at December 31,	$65,501	$56,431
(E)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment	5-15 years
Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2020. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2021 Annual Meeting of Stockholders Record Date
The Board established the close of business on March 5, 2021 as the record date for determining stockholders entitled to vote at our 2021 Annual Meeting of Stockholders, expected to be held on May 13, 2021.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 57, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 38, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. Effective January 22, 2021, Mr. Lange was appointed to serve as Chief Operating Officer of the Company. As

General Counsel, Mr. Lange is responsible for all legal functions at Highlands and as Chief Operating Officer, Mr. Lange is charged with overseeing its operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 45, has served as Senior Vice President and Controller of Highlands since July 8, 2019 and effective September 15, 2020, was appointed to serve as the Company’s Treasurer. In this capacity, she will also serve as the Company’s principal financial officer. Ms. Karas previously served as Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company, from 2018 to 2019. Blackstone is one of the largest real estate private equity firms in the world. In this role, Ms. Karas was responsible for the budget and forecast of the industrial platform, financial integration of new acquisitions and the creation of operating tools and reports. Ms. Karas previously worked at IRC Retail Centers (formerly Inland Real Estate Corporation) from 2000 to 2018, most recently serving as Vice President and Controller and as a member of its Management Committee. In this role, she oversaw the corporate accounting function, with responsibilities over Securities and Exchange Commission reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with the Sarbanes-Oxley Act of 2002 and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer or Principal Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at Highlands REIT, Inc., attn Corporate Secretary, 332 S. Michigan Avenue, 9th Floor, Chicago, Illinois 60604.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of the Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2020.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	10,423,768
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,423,768
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed:
i.Financial Statements:
1.Report of Independent Registered Public Accounting Firm
2.The consolidated financial statements of the Company are set forth in the report in Item 8.
ii.Financial Statement Schedules:
1.Real Estate and Accumulated Depreciation (Schedule III)
2.All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
iii.Exhibits:
1.The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.
(b)Exhibits:
i.The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(c)Financial Statement Schedules
All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
Item 16. Form 10-K Summary
Omitted at registrant's option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Amended and Restated Employment Agreement, dated November 7, 2018, by and
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
10.9#	Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)
10.10#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.11#	Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Paul Melkus (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)
10.12#	Offer Letter, dated June 6, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)
10.13#	Change in Control and Severance Agreement, dated as of July 8, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)
10.14	Credit Agreement, dated February 15, 2019, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2019)

EXHIBIT NO.	DESCRIPTION

10.15	First Amendment to Credit Agreement, dated November 12, 2019, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020)
10.16	Second Amendment to Credit Agreement, dated February 20, 2020, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020)
10.17	Third Amendment to Credit Agreement, dated November 6, 2020, by and among Highlands REIT, Inc., a Maryland corporation, as borrower, and certain of its subsidiaries, as guarantors, The Huntington National Bank, certain other lending institutions party thereto, as lenders, and The Huntington National Bank, as administrative agent and as issuing lender, lead arranger, book manager and syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2020)
10.18#	Separation Agreement and General Release, dated November 4, 2020, by and between Highlands REIT, Inc. and Paul A. Melkus (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020)
16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

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
Date: March 17, 2021
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2021
Richard Vance
/s/ Kimberly A. Karas	Senior Vice President, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 17, 2021
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 17, 2021
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 17, 2021
Jeffrey L. Shekell