Form 10-Q
period 2021-03-31
Highlands REIT, Inc.
filed 2021-05-13
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 12, 2021 there were 881,315,868 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investment properties
Land	$83,676	$83,676
Building and other improvements	279,219	276,822
Construction in progress	376	1,703
Total	363,271	362,201
Less accumulated depreciation	(68,098)	(65,501)
Net investment properties	295,173	296,700
Cash and cash equivalents	25,416	50,236
Restricted cash and escrows	3,594	3,401
Accounts and rents receivable (net of allowance of $422 and $620 as of March 31, 2021 and December 31, 2020, respectively)	2,972	2,930
Intangible assets, net	7	36
Deferred costs and other assets, net	3,363	2,757
Total assets	$330,525	$356,060
Liabilities
Debt, net	$62,818	$82,761
Accounts payable and accrued expenses	11,026	12,953
Intangible liabilities, net	722	743
Other liabilities	2,476	2,540
Total liabilities	77,042	98,997
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 881,315,868 and 877,759,145 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	8,813	8,778
Additional paid-in capital	1,410,727	1,409,767
Accumulated distributions in excess of net income	(1,165,537)	(1,160,859)
Accumulated other comprehensive loss	(452)	(548)
Total Highlands REIT, Inc. stockholders’ equity	253,551	257,138
Non-controlling interests	(68)	(75)
Total equity	253,483	257,063
Total liabilities and equity	$330,525	$356,060

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$6,758	$8,357
Other property income	249	929
Total revenues	7,007	9,286
Expenses
Property operating expenses	2,183	2,199
Real estate taxes	1,557	1,651
Depreciation and amortization	2,667	3,295
General and administrative expenses	4,188	4,558
Total expenses	10,595	11,703
Gain on sale of investment properties, net	—	82
Loss from operations	(3,588)	(2,335)
Interest income	8	186
Interest expense	(1,108)	(1,080)
Net loss	(4,688)	(3,229)
Net loss attributable to non-controlling interests	10	28
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,678)	$(3,201)
Net loss per common share, basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	880,209,332	878,071,826

Comprehensive loss
Net loss	$(4,688)	$(3,229)
Unrealized gain (loss) on derivatives	113	(752)
Total other comprehensive income (loss)	113	(752)
Comprehensive loss	(4,575)	(3,981)
Comprehensive (income) loss attributable to non-controlling interests	(7)	140
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(4,582)	$(3,841)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss	—	—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869

Balance at January 1, 2021	877,759,145	$8,778	$1,409,767	$(548)	$(1,160,859)	$257,138	$(75)	$257,063
Net loss	—	—	—	—	(4,678)	(4,678)	(10)	(4,688)
Other comprehensive income	—	—	—	96	—	96	17	113
Share-based compensation	3,556,723	35	960	—	—	995	—	995
Balance at March 31, 2021	881,315,868	$8,813	$1,410,727	$(452)	$(1,165,537)	$253,551	$(68)	$253,483
See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,688)	$(3,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,667	3,295
Amortization of above and below market leases, net	(21)	(30)
Amortization of debt discounts and financing costs	103	83
Straight-line rental income	36	25
Write-off of debt issuance costs	225	—
Gain on sale of investment properties, net	—	(82)
Non-cash stock-based compensation expense	995	1,274
Changes in assets and liabilities:
Accounts and rents receivable, net	(79)	(185)
Deferred costs and other assets, net	317	(370)
Accounts payable and accrued expenses	(1,044)	(973)
Other liabilities	49	(2,288)
Net cash flows used in operating activities	$(1,440)	$(2,480)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(1,070)	(112)
Proceeds from sale of investment properties, net	—	1,287
Payment of leasing fees	(964)	(83)
Net cash flows (used in) provided by investing activities	$(2,034)	$1,092
Cash flows from financing activities:
Payment of debt issuance costs	—	(8)
Payoff of debt	(20,000)	—
Principal payments of mortgage debt	(270)	(255)
Payment for tax withholding for share-based compensation	(883)	(1,090)
Net cash flows used in financing activities	$(21,153)	$(1,353)
Net decrease in cash, cash equivalents and restricted cash	(24,627)	(2,741)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,010	$75,314

Cash and cash equivalents	$25,416	$71,912
Restricted cash and escrows	3,594	3,402
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,010	$75,314

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flows information:
Cash paid for interest	$849	$1,046
Cash paid for taxes	$3	$10
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$625	$—
Lease assets and liabilities arising from the recognition of right-of-use assets	$—	$301

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2020, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 17, 2021, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2021, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of March 31, 2021 and December 31, 2020, the Company owned 20 assets and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The Company continues to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of its business. The extent of the pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread, intensity and any resurgence of the pandemic, the distribution and efficacy of COVID-19 vaccines by healthcare providers, and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain.
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
March 31, 2021
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
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 17, 2021, as certain note disclosures contained in such audited financial statements have been omitted from these interim condensed consolidated financial statements.
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
As of March 31, 2021 and December 31, 2020, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying condensed consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2021 is $26,269 and $19,197, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 is $26,449 and $19,267, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
March 31, 2021
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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. During the three months ended March 31, 2021, the adjustment to reduce rental income was $95 and the adjustment to reduce property operating expenses was $50, for receivables where collection was determined not probable. No such adjustments were required during the three months ended March 31, 2020.
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
March 31, 2021
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
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for buildings and 3-15 years for building improvements, furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the asset ready for its intended use are in progress. Interest costs are also capitalized during such periods.
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
March 31, 2021
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
There were no assets held for sale on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
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
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets. There were no impairment charges recognized during the three months ended March 31, 2021 or 2020, respectively.
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
Recently Issued Accounting Pronouncements
In January 2021 and March 2020, the FASB issued ASU 2021-01 and ASU 2020-04, respectively, “Reference Rate Reform (Topic 848)”. These pronouncements contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
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
Other recently issued accounting standards or pronouncements not disclosed in the foregoing table have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the condensed consolidated financial statements of the Company.
3. Acquired Properties
There were no property acquisitions during the three months ended March 31, 2021 or 2020.
4. Disposed Properties
There were no property dispositions during the three months ended March 31, 2021.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
The following table reflects the property dispositions during the three months ended March 31, 2020. The Company recognized a net gain on sale of investment properties of $82.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
5. Leases
Leasing as a lessor
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to 16 years as of March 31, 2021 and December 31, 2020.
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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. (“Alta”) for one building of our office asset located in San Jose, California.  The amendment with Alta acknowledged Alta was in payment default of its lease, and we collected on a letter of credit. The lease terminated during the first fiscal quarter of 2020 and $671 was recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease. In February 2021, the Company executed a lease with Veeco Instruments, Inc. (“Veeco”) for approximately 97,000 square feet at our Trimble office asset, replacing the Alta lease. See also, Note 13, Commitments and Contingencies for additional discussion of this lease.
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”) indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. The facility remains vacant as of March 31, 2021. We recorded a full impairment of the asset of $16,804 during the fourth quarter of 2020. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to continue to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Lease income related to fixed lease payments	$5,695	$7,111
Lease income related to variable lease payments	1,063	1,246
Other (1)	249	929
Lease income	$7,007	$9,286
(1) For the three months ended March 31, 2021 and 2020, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of March 31, 2021, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2021 (remaining)	$6,839
2022	8,363
2023	9,311
2024	9,002
2025	8,264
Thereafter	55,966
Total	$97,745
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accrued real estate taxes	$6,688	$7,365
Accrued compensation	1,819	3,762
Accrued interest payable	212	282
Other accrued expenses	2,307	1,544
	$11,026	$12,953

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
7. Debt
Total debt outstanding as of March 31, 2021 and December 31, 2020 was as follows:

	As of March 31, 2021	As of December 31, 2020
Debt, gross	$63,628	$83,898
Mortgage discount	(292)	(303)
Deferred financing costs, net	(518)	(834)
Total Debt, Net	$62,818	$82,761
As of March 31, 2021, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through August 2027, as follows:

Debt maturing during the year ended December 31,	As of March 31, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,902	5.24%
2023	18,186	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,540	4.38%
Total	$63,628	4.19%
(1) See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2021 and December 31, 2020, the Company was in compliance with such covenants in all material respects.
Mortgages Encumbered by Retail Assets
As previously reported, some of the tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) failed to make the payments due under their leases. As a result, we did not pay the monthly payments due under the mortgages encumbering these properties beginning in April 2020. As of March 31, 2021 and December 31, 2020, respectively, the Company has made the required monthly payments on the State Street, Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the March 2021 payment date. We intend to continue to make all monthly mortgage payments when due for each of the Market at Hilliard, Buckhorn Plaza and State Street properties, but our ability and willingness to make payments under these mortgages may change if some or all of the tenants at these properties fail to make their monthly rental payments.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods would not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, during the fourth quarter of 2020 and the first quarter of 2021, all of the cash flows from the State Street property which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage.
Credit Agreement
On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20,000 until the Company is in compliance with all such covenants. On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15,000 of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full. The Revolving Credit Facility would have matured on February 15, 2022.
Mortgages Encumbered by Multi-family Assets
On January 8, 2019, the Company assumed a mortgage loan in the principal amount of $11,089, net of a debt discount of $292 in connection with the acquisition of The Detroit and Detroit Terraces. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest-only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of March 31, 2021, is approximately 1.87%.
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
March 31, 2021
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to the unrealized gain on our derivative financial instrument was $113 for the three months ended March 31, 2021. The amount recorded as other comprehensive loss was $752 for the three months ended March 31, 2020.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $251 will be reclassified as an increase to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$533	$—	$533

	December 31, 2020
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Other liabilities”	$—	$645	$—	$645
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2021, events and circumstances indicated that certain retail and multi-family properties might be impaired. However, the Company's estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value. The Company did not identify any impairment triggers during the three months ended March 31, 2020.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of March 31, 2021 and as of December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$63,628	$61,516	$83,898	$81,703
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.88% and 4.33% per annum as of March 31, 2021 and December 31, 2020, respectively. The Company estimates the fair value of its mortgage loans and revolving credit loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and revolving credit loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.36% to 6.18% as of March 31, 2021. For certain debt, the Company

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2021 and 2020, no income tax benefit or expense was included in the condensed consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
The following table summarizes net property operations by segment for the three months ended March 31, 2021.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$6,758	$526	$2,656	$—	$3,576	$—
Other property income	249	61	—	—	188	—
Total income	7,007	587	2,656	—	3,764	—
Operating expenses	3,740	367	1,121	205	1,911	136
Net operating income (loss)	$3,267	$220	$1,535	$(205)	$1,853	$(136)
Non-allocated expenses (a)	(6,855)
Other income and expenses (b)	(1,100)
Net loss attributable to non-controlling interests	10
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,678)

Balance Sheet Data
Real estate assets, net (c)	$295,180	$15,044	$64,403	$26,090	$180,679	$8,964
Non-segmented assets (d)	35,345
Total assets	$330,525
Capital expenditures	$1,070	$—	$386	$331	$353	$—
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
March 31, 2021
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
March 31, 2021
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
The following table reconciles net income attributable to the Company to basic and diluted EPS (in thousands, except share and per share data).

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,678)	$(3,201)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	880,209,332	878,071,826

Basic and diluted earnings per share:
Net loss per common share	$(0.01)	$0.00
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
For the three months ended March 31, 2021, the Company granted 6,517,857 shares of common stock with an aggregate value of $1,825 based on an estimated net asset value per share of $0.28. During the three months ended March 31, 2020, the Company granted 6,347,224 of fully vested shares of common stock with an aggregate value of $2,285 based on an estimated net asset value per share of $0.36.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of March 31, 2021, 3,905,911 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of March 31, 2021 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	$—	$—
Granted	6,517,857	0.28
Vested	(6,517,857)	0.28
Balance at March 31, 2021	$—	$—

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
March 31, 2021
For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense in the amount of $1,879 and $2,306, respectively, related to the Incentive Award Plan. For the three months ended March 31, 2021 and 2020, the Company paid $883 and $1,090, respectively, related to tax withholding for share-based compensation.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble, Inc. whose lease was terminated after the signing of this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, including costs incurred as of March 31, 2021, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease. As of March 31, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.

In February 2021, the Company executed a lease with Veeco for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million, including costs incurred as of March 31, 2021. As of March 31, 2021, we estimate that remaining costs under this commitment are approximately $7.9 million.

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
As of March 31, 2021, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the quarters ended March 31, 2021, and 2020.
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

Critical accounting policies are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2020 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Impact of COVID-19

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our business and our efforts to respond to those impacts. The COVID-19 pandemic, the significant and wide-ranging responses of international, federal, state and local public health and governmental authorities in regions across the United States and the world to the COVID-19 pandemic, and the volatile economic, business and financial market conditions resulting therefrom, have negatively impacted our business, financial condition and results of operations and we anticipate that such factors will continue to negatively impact our business, financial condition and results of operations for the remainder of 2021 and in future periods.

Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of March 31, 2021. As a result of the high degree of uncertainty surrounding the COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for the first quarter of 2021 and future periods.
We have taken a number of proactive measures to manage the impact of the COVID-19 pandemic on our business, results of operations and liquidity.We have adapted our operations to protect employees, including implementing a work-from-home policy and canceling non-essential corporate travel until further notice. We believe the remote-work technology we have provided to our workforce has enabled a smooth transition to working from home with minimal impact on our operations. The health and safety of our employees and their families remains a top priority for us. We also maintain frequent communication with our tenants and assist them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic.

Other Developments

The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods will not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, during the fourth quarter of 2020 and first quarter of 2021, all of the revenue from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until a substitute lease is approved. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage.
On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20,000 until the Company is in compliance with all such covenants. On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15,000 of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full. The Revolving Credit Facility would have matured on February 15, 2022.

Acquisition and Disposition Activity
There were no asset acquisitions during the three months ended March 31, 2021 and 2020.
There were no asset dispositions during the three months ended March 31, 2021. During the three months ended March 31, 2020, consistent with our strategy of disposing of legacy “non-core” assets, we sold the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
Key performance indicators are as follows:

	As of March 31,
	2021	2020
Economic occupancy (a)	72.9%	75.4%
Rent per square foot (b)	$14.50	$14.51
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

Condensed Consolidated Results of Operations

	(in thousands)
	For the three months ended March 31,
	2021	2020	Increase (Decrease)
Net loss	$(4,688)	$(3,229)	$(1,459)	45.2%
Net loss increased by $1.5 million, to $4.7 million, for the three months ended March 31, 2021 compared to $3.2 million for the three months ended March 31, 2020, primarily as a result of termination of the lease with The GEO Group, Inc. on the Hudson correctional facility asset, termination of the lease with Barnes and Noble, Inc. (“Barnes and Noble”) at the Sherman Plaza retail asset, and termination of the lease with Alta Devices, Inc. (“Alta”) at the Trimble office asset.
Operating Income and Expenses

	(in thousands)
	For the three months ended March 31,
	2021	2020	Increase (Decrease)
Income:
Rental income	$6,758	$8,357	$(1,599)	(19.1)%
Other property income	249	929	(680)	(73.2)%
Total revenues	$7,007	$9,286	$(2,279)	(24.5)%

Expenses:
Property operating expenses	$2,183	$2,199	$(16)	(0.7)%
Real estate taxes	1,557	1,651	(94)	(5.7)%
Depreciation and amortization	2,667	3,295	(628)	(19.1)%
General and administrative expenses	4,188	4,558	(370)	(8.1)%
Total expenses	$10,595	$11,703	$(1,108)	(9.5)%
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
Total revenues decreased by $2.3 million in the three months ended March 31, 2021 compared to the same period in 2020, due to the lease terminations discussed above.
Property operating expenses decreased for the three months ended March 31, 2021, compared to the same period in 2020 due to disposition of the bank branch asset during the first quarter of 2020, reductions related to the retail assets, partially offset by increases related to the multi-family assets which includes one property acquired during the second quarter of 2020.
Real Estate Taxes
There was a decrease of $0.1 million in real estate taxes for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the sale of the bank branch asset.
Depreciation and Amortization

Depreciation and amortization decreased by $0.6 million for the three months ended March 31, 2021, compared to the same period in 2020 due to the reduction in carrying value of the Hudson correctional facility asset driven by a full asset impairment recognized during the fourth quarter of 2020.
General Administrative Expenses

General and administrative expense decreased by $0.4 million for the three months ended March 31, 2021, compared to the same period in 2020 primarily as a result of a reduction in compensation expense in the first quarter of 2021.
Non-Operating Income and Expenses

	(in thousands)
	For the three months ended March 31,
	2021	2020	Increase (Decrease)
Non-operating income and expenses:
Interest income	$8	$186	$(178)	(95.7)%
Gain on sale of investment properties, net	—	82	(82)	(100.0)%
Interest expense	(1,108)	(1,080)	28	2.6%
    Interest Income
    Interest income decreased by $0.2 million during the three months ended March 31, 2021, as compared to the same period in 2020, as a result of reductions in the average cash balances during the three months ended March 31, 2021.
    Gain on Sale of Investment Properties
During the three months ended March 31, 2020, the gain on sale of investment properties was attributed to the sale of the bank branch asset.
Interest Expense
Interest expense did not change significantly for the three months ended March 31, 2021 compared to the same period in 2020. Debt levels were consistent during the first quarters of 2020 and 2021 until the pay-off of the revolving loan on March 29, 2021.

Leasing Activity
    Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of March 31, 2021:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2021	2	61,111	$579	5.5%	4.6%	$9.48
2022	7	161,633	2,341	14.5%	18.4%	14.49
2023	4	29,298	338	2.6%	2.7%	11.54
2024	5	48,148	779	4.3%	6.1%	16.17
2025	13	78,850	1,147	7.1%	9.0%	14.55
2026	4	20,191	292	1.8%	2.3%	14.48
2027	6	508,032	2,525	45.7%	19.9%	4.97
2028	5	46,419	819	4.2%	6.4%	17.64
2029	2	26,542	308	2.4%	2.4%	11.60
2030	1	2,790	75	0.3%	0.6%	27.00
MTM	1	2,875	42	0.3%	0.3%	14.61
Thereafter	2	126,113	3,457	11.3%	27.3%	27.41
Grand Total	52	1,112,002	$12,702	100.0%	100.0%	$11.42
The following table represents new leases that commenced during the three months ended March 31, 2021:

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	1	29,333	$33.50	15.00
During the three months ended March 31, 2021, one new lease commenced (not including multi-family leases) with gross leasable area totaling 29,333 square feet. The weighted average lease term for the lease is 15 years.
Liquidity and Capital Resources
As of March 31, 2021, we had $25.4 million of cash and cash equivalents, and $3.6 million of restricted cash and escrows.
Our principal demands for funds have been or may be:
•to pay the operating expenses of our assets;
•to pay our general and administrative expenses;
•to pay for acquisitions;
•to pay for capital commitments;
•to pay for short-term obligations;
•to service or pay-down our debt; and
•to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:
•cash flows from our investment assets;

•proceeds from sales of assets; and
•proceeds from debt.
In April 2020, we executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble whose lease was terminated as a result of signing this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. We currently estimate this commitment to be approximately $3.9 million, including costs incurred for the three months ended March 31, 2021, however, costs could increase if additional landlord work becomes necessary to deliver the space to the tenant in the condition specified in the lease.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million, including costs incurred as of March 31, 2021. As of March 31, 2021, we estimate that remaining costs under this commitment are approximately $7.9 million.

A certain anchor tenant at the State Street property, DICK’S Sporting Goods, did not renew its lease agreement. Pursuant to the mortgage agreement, the lender under the State Street mortgage exercised its right under a “cash trap” provision, and, as such, during the fourth fiscal quarter of 2020 and the first quarter of 2021, all of our revenue from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until an approved lease is executed. See also Note 7 (Debt) in the accompanying condensed consolidated financial statements for additional discussion.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt and debt from our credit facility, as of March 31, 2021 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,902	5.24%
2023	18,186	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,540	4.38%
Total	$63,628	4.19%
(1) See Note 7 in the accompanying condensed consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of March 31, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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

On February 15, 2019, we entered into a Credit Agreement with Huntington National Bank. The Credit Agreement provided for (i) a secured revolving credit facility (the “Revolving Credit Facility”) with revolving commitments in an aggregate principal amount of $50.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments, and (ii) a secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit
Facility, the “Credit Facility”) with term loan commitments in an aggregate principal amount of $50.0 million. On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20,000 until the Company was in compliance with all such covenants. On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15,000 of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full. The Revolving Credit Facility would have matured on February 15, 2022.
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of March 31, 2021, is approximately 1.87%.
Total debt outstanding as of March 31, 2021 and December 31, 2020 was $63.6 million and $83.9 million, respectively, and had a weighted average interest rate of 4.19% and 3.78%, respectively, per annum.
Summary of Cash Flows
Comparison of the three months ended March 31, 2021 and 2020

	(in thousands)
	Three Months Ended March 31,
	2021	2020
Net cash flows used in operating activities	$(1,440)	$(2,480)
Net cash flows (used in) provided by investing activities	(2,034)	1,092
Net cash flows used in financing activities	(21,153)	(1,353)
Net decrease in cash, cash equivalents and restricted cash	(24,627)	(2,741)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,010	$75,314
Cash used in operating activities was $1.4 million for the three months ended March 31, 2021. Cash used in operating activities decreased $1.0 million compared to the same period in 2020, primarily due to a decrease in cash paid for interest and general and administrative expenses during the three months ended March 31, 2021 compared to the same period last year.
Cash used in investing activities was $2.0 million for the three months ended March 31, 2021 compared to cash provided by investing activities of $1.1 million for the three months ended March 31, 2020. Cash provided by investing activities decreased $3.1 million compared to the same period in 2020 primarily as a result of proceeds received from the disposition of the bank branch asset during the three months ended March 31, 2020. Additional factors include an increase in cash used for capital expenditures during the first quarter of 2021 primarily related to new leases. See also Note 13 to the condensed consolidated financial statements for a summary of commitments related to new leases.
Cash used in financing activities was $21.2 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020. Cash used in financing activities for the three months ended March 31, 2021 was related to payoff of the revolving loan related to the Credit Facility in the amount of $20.0 million, principal payments on mortgage debt in the amount of $0.3 million and payment of tax withholding for share-based compensation in the amount of $0.9 million. Cash used for financing activities for the three months ended March 31, 2020 was primarily related to principal payments on mortgage debt in the amount of $0.3 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million.
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
Distributions
For the three months ended March 31, 2021 and 2020, no cash distributions were paid by Highlands.
Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements.
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

	As of
	March 31, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$330,525	$356,060
Debt, net	$62,818	$82,761

	Three Months Ended March 31,
	2021	2020
Operating Data:
Total revenues	$7,007	$9,286
Net loss	$(4,688)	$(3,229)
Net loss per common share, basic and diluted	$(0.01)	$(0.00)
Balance Sheet Data:
Cash and cash equivalents and restricted cash and escrows	$29,010	$75,314
Long-term obligations (a)	$64,030	$95,269
Supplemental Measures:
Funds From Operations and Adjusted Funds From Operations (b)	$(2,049)	$(59)
Cash Flows Data:
Net cash flows used in operating activities	$(1,440)	$(2,480)
Net cash flows (used in) provided by investing activities	$(2,034)	$1,092
Net cash flows used in financing activities	$(21,153)	$(1,353)
(a)    Includes right of use liabilities and principal amounts of mortgages payable.
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

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,678)	$(3,201)
Depreciation and amortization (a)	2,629	3,224
Gain on sale of investment properties, net	—	(82)
Funds From Operations and Adjusted Funds From Operations	$(2,049)	$(59)
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2021, our debt included a variable-rate mortgage loan of $18.8 million, which has been swapped to a fixed rate.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.
Our interest rate swaps are indexed to USD-LIBOR. However, the interest rate swap agreement has provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our condensed consolidated financial statements.
As of March 31, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.5 million as of March 31, 2021 and is included in other liabilities in the accompanying condensed consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date
/s/ Richard Vance	May 13, 2021
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 13, 2021
Name: Kimberly A. Karas
Title: Senior Vice President, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)