Form 10-Q
period 2021-06-30
Highlands REIT, Inc.
filed 2021-08-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2021 there were 881,673,012 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Investment properties
Land	$83,676	$83,676
Building and other improvements	279,366	276,822
Construction in progress	3,786	1,703
Total	366,828	362,201
Less accumulated depreciation	(70,718)	(65,501)
Net investment properties	296,110	296,700
Cash and cash equivalents	22,350	50,236
Restricted cash and escrows	3,538	3,401
Accounts and rents receivable (net of allowance of $336 and $620 as of June 30, 2021 and December 31, 2020, respectively)	3,214	2,930
Intangible assets, net	—	36
Deferred costs and other assets, net	3,896	2,757
Total assets	$329,108	$356,060
Liabilities
Debt, net	$62,593	$82,761
Accounts payable and accrued expenses	11,828	12,953
Intangible liabilities, net	700	743
Other liabilities	2,371	2,540
Total liabilities	77,492	98,997
Commitments and contingencies - See Note 13
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 881,673,012 and 877,759,145 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8,817	8,778
Additional paid-in capital	1,410,824	1,409,767
Accumulated distributions in excess of net income	(1,167,566)	(1,160,859)
Accumulated other comprehensive loss	(400)	(548)
Total Highlands REIT, Inc. stockholders’ equity	251,675	257,138
Non-controlling interests	(59)	(75)
Total equity	251,616	257,063
Total liabilities and equity	$329,108	$356,060

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$6,899	$5,696	$13,657	$14,053
Other property income	209	177	458	1,106
Total revenues	7,108	5,873	14,115	15,159
Expenses
Property operating expenses	1,913	1,793	4,096	3,992
Real estate taxes	1,569	1,066	3,126	2,717
Depreciation and amortization	2,660	3,259	5,327	6,554
General and administrative expenses	2,297	2,893	6,485	7,451
Total expenses	8,439	9,011	19,034	20,714
Gain on sale of investment properties, net	—	—	—	82
Loss from operations	(1,331)	(3,138)	(4,919)	(5,473)
Interest income	16	26	24	212
Interest expense	(714)	(1,048)	(1,822)	(2,128)
Net loss	(2,029)	(4,160)	(6,717)	(7,389)
Net loss attributable to non-controlling interests	—	12	10	40
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,029)	$(4,148)	$(6,707)	$(7,349)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	881,508,176	879,636,248	880,862,342	878,854,037

Comprehensive loss
Net loss	$(2,029)	$(4,160)	$(6,717)	$(7,389)
Unrealized gain (loss) on derivatives	61	(57)	174	(809)
Total other comprehensive income (loss)	61	(57)	174	(809)
Comprehensive loss	(1,968)	(4,217)	(6,543)	(8,198)
Comprehensive (income) loss attributable to non-controlling interests	(9)	21	(16)	161
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,977)	$(4,196)	$(6,559)	$(8,037)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss	—	—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869
Net loss	—	—	—	—	(4,148)	(4,148)	(12)	(4,160)
Other comprehensive loss	—	—	—	(48)	—	(48)	(9)	(57)
Share-based compensation	277,778	2	98	—	—	100	—	100
Balance at June 30, 2020	879,831,608	$8,798	$1,410,309	$(670)	$(1,134,619)	$283,818	$(66)	$283,752

Balance at January 1, 2021	877,759,145	$8,778	$1,409,767	$(548)	$(1,160,859)	$257,138	$(75)	$257,063
Net loss	—	—	—	—	(4,678)	(4,678)	(10)	(4,688)
Other comprehensive income	—	—	—	96	—	96	17	113
Share-based compensation	3,556,723	35	960	—	—	995	—	995
Balance at March 31,2021	881,315,868	$8,813	$1,410,727	$(452)	$(1,165,537)	$253,551	$(68)	$253,483
Net loss	—	—	—	—	(2,029)	(2,029)	—	(2,029)
Other comprehensive income	—	—	—	52	—	52	9	61
Share-based compensation	357,144	4	97	—	—	101	—	101
Balance at June 30, 2021	881,673,012	$8,817	$1,410,824	$(400)	$(1,167,566)	$251,675	$(59)	$251,616
See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,717)	$(7,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,327	6,554
Amortization of above and below market leases, net	(43)	(56)
Amortization of debt discounts and financing costs	142	166
Straight-line rental income	(178)	28
Write-off of debt issuance costs	225	—
Gain on sale of investment properties, net	—	(82)
Non-cash stock-based compensation expense	1,096	1,395
Changes in assets and liabilities:
Accounts and rents receivable, net	(105)	(69)
Deferred costs and other assets, net	(250)	(1,166)
Accounts payable and accrued expenses	(242)	451
Other liabilities	5	(2,314)
Net cash flows used in operating activities	$(740)	$(2,482)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(4,627)	(871)
Acquisition of investment properties, net	—	(7,372)
Proceeds from sale of investment properties, net	—	1,287
Payment of leasing fees	(964)	(384)
Net cash flows used in investing activities	$(5,591)	$(7,340)
Cash flows from financing activities:
Payment of debt issuance costs	—	(15)
Payoff of term loan related to credit agreement	(20,000)	—
Principal payments of mortgage debt	(535)	(412)
Payment for tax withholding for share-based compensation	(883)	(1,090)
Net cash flows used in financing activities	$(21,418)	$(1,517)
Net decrease in cash, cash equivalents and restricted cash	(27,749)	(11,339)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$25,888	$66,716

Cash and cash equivalents	$22,350	$63,974
Restricted cash and escrows	3,538	2,742
Cash and cash equivalents and restricted cash and escrows, at end of period	$25,888	$66,716

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,529	$1,766
Cash paid for taxes	$20	$21
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expense and investment in development	$1,075	$519
Lease assets and liabilities arising from the recognition of right-of-use assets	$—	$262

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
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
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of assets including multi-family, retail, office and industrial properties, a correctional facility and unimproved land. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent. Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of June 30, 2021, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of June 30, 2021 and December 31, 2020, the Company owned 20 properties and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The Company continues to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of its business. The extent of the pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread, intensity and any resurgence of the pandemic, including the rise and prevalence of any variants of the virus, the distribution and efficacy of COVID-19 vaccines by healthcare providers, and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain.
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
June 30, 2021
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
As of June 30, 2021 and December 31, 2020, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying condensed consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2021 is $26,375 and $19,276, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 is $26,449 and $19,267, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
June 30, 2021
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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. During the three and six months ended June 30, 2021, the adjustments to reduce rental income were $48 and $150, respectively, for receivables where collection was determined not probable. No such adjustments to rental income were required during the three and six months ended June 30, 2020. Additionally, during the three and six months ended June 30, 2021, we reduced property operating expenses $25 and $75, respectively, and increased property operating expenses $30 in both the three and six months ended June 30, 2020, for these credit losses.
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
June 30, 2021
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
June 30, 2021
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
There were no assets held for sale on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
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
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets. There were no impairment charges recognized during the three and six months ended June 30, 2021 or 2020.
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
Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
On April 10, 2020, the FASB issued a document titled “Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic” (“FASB Q&A document”), which focused on the application of lease guidance for concessions related to the effects of the coronavirus disease 2019 (“COVID-19”) pandemic. In this document, the FASB staff allowed entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, (“Topic 842”) as though enforceable rights and obligations for those qualifying concessions existed.
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
June 30, 2021
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
Other recently issued accounting standards or pronouncements not discussed above have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the condensed consolidated financial statements of the Company.
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. There were no property acquisitions during the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $72.

Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
The purchase price was allocated as follows:

Land	$1,849
Building and other improvements	5,407
Intangible assets, net	116
Total assets	$7,372
.
4. Disposed Properties
There were no property dispositions during the six months ended June 30, 2021.
The following table reflects the property dispositions during the six months ended June 30, 2020. The Company recognized a net gain on sale of investment properties of $82.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
5. Leases
Leasing as a lessor
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to 16 years as of June 30, 2021 and December 31, 2020.
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
In December 2019, the Company executed an amendment to its lease with Alta Devices, Inc. (“Alta”) for one building of our Trimble office asset located in San Jose, California.  The amendment with Alta acknowledged Alta was in payment default of its lease, and we collected on a letter of credit. The lease terminated during the first fiscal quarter of 2020 and $671 was recognized in rental income and $768 was recognized in other property income from the proceeds of the letter of credit that secured Alta's obligations under the lease. In February 2021, the Company executed a lease with Veeco Instruments, Inc. (“Veeco”) for approximately 97,000 square feet at our Trimble office asset, replacing the Alta lease. See also Note 13, Commitments and Contingencies for additional discussion of this lease.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”) indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. The facility remains vacant as of June 30, 2021. We recorded a full impairment of the asset of $16,804 during the fourth quarter of 2020. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to continue to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income related to fixed lease payments	$5,838	$5,129	$11,533	$12,240
Lease income related to variable lease payments	1,061	567	2,124	1,813
Other (1)	209	177	458	1,106
Lease income	$7,108	$5,873	$14,115	$15,159
(1)    For the three and six months ended June 30, 2021 and 2020, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of June 30, 2021, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2021 (remaining)	$4,642
2022	8,376
2023	9,325
2024	9,015
2025	8,277
Thereafter	55,966
Total	$95,601
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accrued real estate taxes	$6,629	$7,365
Accrued compensation	2,478	3,762
Accrued interest payable	207	282
Other accrued expenses	2,514	1,544
	$11,828	$12,953

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
7. Debt
Total debt outstanding as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Debt, gross	$63,363	$83,898
Mortgage discount	(280)	(303)
Deferred financing costs, net	(490)	(834)
Total Debt, Net	$62,593	$82,761
As of June 30, 2021, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through August 2027, as follows:

Debt maturing during the year ended December 31,	As of June 30, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,847	5.24%
2023	18,089	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,427	4.38%
Total	$63,363	4.19%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the fixed swap rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of June 30, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2021 and December 31, 2020, the Company was in compliance with such covenants in all material respects.
Mortgages Encumbered by Retail Assets
As previously reported, some of the tenants at our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) failed to make the payments due under their leases. As a result, we did not pay the monthly payments due under the mortgages encumbering these properties beginning in April 2020. As of June 30, 2021 and December 31, 2020, respectively, the Company has made the required monthly payments on the State Street, Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the June 30, 2021 payment date. We intend to continue to make all monthly mortgage payments when due for each of the Market at Hilliard, Buckhorn Plaza and State Street properties, but our ability and willingness to make payments under these mortgages may change if some or all of the tenants at these properties fail to make their monthly rental payments.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods would not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from the State Street property which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage. Net cash held by the lender is included in restricted cash and escrows on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 and totaled $212 and $293, respectively. This arrangement does not impact the accounting for this asset on our condensed consolidated statements of operations and comprehensive loss.
Termination of Credit Agreement
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
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of June 30, 2021, is approximately 1.84%.
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
June 30, 2021
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of June 30, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instrument was $61 and $174 for the three and six months ended June 30, 2021. The amount recorded as other comprehensive loss was $57 and $809 for the three and six months ended June 30, 2020, respectively.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $252 will be reclassified as an increase to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$471	$—	$471

	December 31, 2020
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Other liabilities”	$—	$645	$—	$645
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and six months ended June 30, 2021 and 2020, events and circumstances indicated that certain retail and multi-family properties might be impaired. However, the Company's estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of June 30, 2021 and as of December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$63,363	$61,696	$83,898	$81,703
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.72% and 4.33% per annum as of June 30, 2021 and December 31, 2020, respectively. The Company estimates the fair value of its mortgage loans and revolving credit loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and revolving credit loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.04% to 6.14% as of June 30, 2021. For certain debt, the Company

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and six months ended June 30, 2021 and 2020, no income tax benefit or expense was included in the condensed consolidated statements of operations and comprehensive loss.
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
The following table summarizes net property operations by segment for the three months ended June 30, 2021.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$6,899	$526	$2,712	$—	$3,661	$—
Other property income	209	—	—	—	209	—
Total income	7,108	526	2,712	—	3,870	—
Operating expenses	3,482	335	1,061	200	1,744	142
Net operating income (loss)	$3,626	$191	$1,651	$(200)	$2,126	$(142)
Non-allocated expenses (a)	(4,957)
Other income and expenses (b)	(698)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,029)
(a)    Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)    Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
The following table summarizes net property operations by segment for the three months ended June 30, 2020.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$5,696	$526	$1,549	$—	$3,621	$—
Other property income	177	—	—	—	177	—
Total income	5,873	526	1,549	—	3,798	—
Operating expenses	2,859	275	809	184	1,460	131
Net operating income (loss)	$3,014	$251	$740	$(184)	$2,338	$(131)
Non-allocated expenses (a)	(6,152)
Other income and expenses (b)	(1,022)
Net loss attributable to non-controlling interests	12
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,148)
(a)    Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)    Other income and expenses consists of interest income and interest expense.
The following table summarizes net property operations by segment for the six months ended June 30, 2021.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$13,657	$1,051	$5,367	$—	$7,239	$—
Other property income	458	61	1	—	396	—
Total income	14,115	1,112	5,368	—	7,635	—
Operating expenses	7,222	702	2,183	405	3,654	278
Net operating income (loss)	$6,893	$410	$3,185	$(405)	$3,981	$(278)
Non-allocated expenses (a)	(11,812)
Other income and expenses (b)	(1,798)
Net loss attributable to non-controlling interests	10
Net loss attributable to Highlands REIT, Inc. common stockholders	$(6,707)

Balance Sheet Data
Real estate assets, net (c)	$296,110	$14,873	$63,661	$29,356	$179,257	$8,963
Non-segmented assets (d)	32,998
Total assets	$329,108
Capital expenditures	$4,627	$—	$507	$3,730	$390	$—
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
June 30, 2021
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
11. Earnings Per Share
Basic earnings per common share is calculated by dividing net loss attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
June 30, 2021
The following table reconciles net loss attributable to the Company to basic and diluted EPS (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,029)	$(4,148)	$(6,707)	$(7,349)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	881,508,176	879,636,248	880,862,342	878,854,037

Basic and diluted earnings per share:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
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
For the six months ended June 30, 2021, the Company granted 6,875,001 shares of common stock with an aggregate value of $1,925 based on an estimated net asset value per share of $0.28. During the six months ended June 30, 2020, the Company granted 6,625,002 of fully vested shares of common stock with an aggregate value of $2,385 based on an estimated net asset value per share of $0.36.
Under the Incentive Award Plan, the Company is authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the plan. As of June 30, 2021, 3,905,911 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of June 30, 2021 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	$—	$—
Granted	6,875,001	0.28
Vested	(6,875,001)	0.28
Balance at June 30, 2021	$—	$—
For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense in the amount of $1,979 and $2,427, respectively, related to the Incentive Award Plan. For the six months ended June 30, 2021 and 2020, the Company paid $883 and $1,090, respectively, related to tax withholding for share-based compensation.
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
June 30, 2021
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble, Inc. whose lease was terminated after the signing of this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of June 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.

In February 2021, the Company executed a lease with Veeco for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million. As of June 30, 2021, we estimate that remaining costs under this commitment are approximately $4.5 million.

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
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the novel coronavirus disease 2019 (“COVID-19”) pandemic; the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
The ongoing impact of the COVID-19 pandemic on the U.S., regional and global economies and the broader financial markets is currently one of the most significant factors impacting our Company. The COVID-19 pandemic has also impacted, and is likely to continue to impact, many of the other important factors described above. It is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity, duration and any resurgences of the pandemic domestically and internationally, including the rise and prevalence of any variants to the virus, the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19, and the effect of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent.
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
As of June 30, 2021, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021, and 2020.
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

Unless otherwise specified, the information set forth below regarding the Company’s portfolio and tenants is based on estimates and other data available to the Company as of June 30, 2021. As a result of the high degree of uncertainty surrounding the COVID-19 pandemic and its impact on our business, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, financial condition and results of operations for future periods.
We have taken a number of proactive measures to manage the impact of the COVID-19 pandemic on our business, results of operations and liquidity. We have adapted our operations to protect employees, including implementing a work-from-home policy and canceling non-essential corporate travel until further notice. We believe the remote-work technology we have provided to our workforce has enabled a smooth transition to working from home with minimal impact on our operations. The health and safety of our employees and their families remains a top priority for us. We also maintain frequent communication with our tenants and assist them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic.

State Street Cash Trap

The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which is an anchor tenant at the State Street property, fails to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods will not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the revenue from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until a substitute lease is approved. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage.

Termination of Credit Agreement
On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants. On January 21, 2021, the Company repaid $5.0 million of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15.0 million of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full.
Acquisition and Disposition Activity
There were no asset acquisitions during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7.4 million.

Property	Location	Acquisition Date	Acquisition Price (in thousands)
The Sterling	San Diego, California	April 22, 2020	$7,372
There were no asset dispositions during the six months ended June 30, 2021. During the six months ended June 30, 2020, consistent with our strategy of disposing of legacy “non-core” assets, we sold the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82

Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020
Key performance indicators are as follows:

	As of June 30,
	2021	2020
Economic occupancy (a)	69.9%	71.7%
Rent per square foot (b)	$15.29	$14.24
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
Condensed Consolidated Results of Operations

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Net loss	$(2,029)	$(4,160)	$(2,131)	(51.2)%	$(6,717)	$(7,389)	$(672)	(9.1)%
Net loss decreased $2.1 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to fewer concessions granted to tenants, reduced operating expenses and interest expense. Details of these changes are provided below.
Net loss decreased by $0.7 million, to $6.7 million, for the six months ended June 30, 2021, compared to $7.4 million for the six months ended June 30, 2020, primarily as a result of reduced operating and interest expense, partially offset by the termination of the lease with The GEO Group, Inc. ("GEO") on the Hudson correctional facility asset and termination of the lease with Alta Devices, Inc. (“Alta”) at the Trimble office asset. Further details of the changes are provided below.
Operating Income and Expenses

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Income:
Rental income	$6,899	$5,696	$1,203	21.1%	$13,657	$14,053	$(396)	(2.8)%
Other property income	209	177	32	18.1%	458	1,106	(648)	(58.6)%
Total revenues	$7,108	$5,873	$1,235	21.0%	$14,115	$15,159	$(1,044)	(6.9)%

Expenses:
Property operating expenses	$1,913	$1,793	$120	6.7%	$4,096	$3,992	$104	2.6%
Real estate taxes	1,569	1,066	503	47.2%	3,126	2,717	409	15.1%
Depreciation and amortization	2,660	3,259	(599)	(18.4)%	5,327	6,554	(1,227)	(18.7)%
General and administrative expenses	2,297	2,893	(596)	(20.6)%	6,485	7,451	(966)	(13.0)%
Total expenses	$8,439	$9,011	$(572)	(6.3)%	$19,034	$20,714	$(1,680)	(8.1)%

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
Total revenues increased $1.2 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to fewer pandemic-related concessions and commencement of straight-line rental income on the Northwestern Medical lease at Sherman Plaza upon its 2021 lease commencement date.
Total revenues decreased by $1.0 million in the six months ended June 30, 2021, compared to the same period in 2020, due to the termination of the leases with GEO at the correctional facility and Alta at our Trimble office asset, which both occurred in early 2020. Partially offsetting the decrease in revenue are the items noted above for the three month periods.
Property operating expenses increased $0.1 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to repair and maintenance projects postponed from 2020 and completed during the three months ended June 30, 2021. Partially offsetting this increase was lower bad debt expense related to the pandemic.
Property operating expenses increased $0.1 million for the six months ended June 30, 2021, compared to the same period in 2020, due to the factors described above.
Real Estate Taxes
Real estate taxes increased $0.5 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to an adjustment made in 2020 to adjust our estimate of taxes upon receiving the actual tax bill for our Cook County, Illinois properties. No such adjustment was required during the three months ended June 30, 2021.
There was an increase of $0.4 million in real estate taxes for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the factors described above, partially offset by the sale of the bank branch asset in the first quarter of 2020.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the reduction in carrying value of the Hudson correctional facility asset driven by a full asset impairment recognized during the fourth quarter of 2020 and reduced amortization on in-place leases for certain multi-family assets being fully amortized in the first half of 2020.
Depreciation and amortization decreased by $1.2 million for the six months ended June 30, 2021, compared to the same period in 2020, due to the same factors as described above.
General Administrative Expenses
General and administrative expense decreased $0.6 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to reduced compensation expense, lower consulting and legal expenses and costs related to our annual meeting.
General and administrative expense decreased by $1.0 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily as a result of a reduction in total compensation expenses and lower consulting and legal expenses.

Non-Operating Income and Expenses

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Non-operating income and expenses:
Interest income	$16	$26	$(10)	(38.5)%	$24	$212	$(188)	(88.7)%
Gain on sale of investment properties, net	—	—	—	—%	—	82	(82)	(100.0)%
Interest expense	(714)	(1,048)	(334)	(31.9)%	(1,822)	(2,128)	(306)	(14.4)%
    Interest Income
    Interest income decreased by $0.01 million and $0.2 million during the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020, as a result of a reduction in the average cash balances during the periods.
    Gain on Sale of Investment Properties
During the six months ended June 30, 2020, the gain on sale of investment properties of $0.1 million was attributed to the sale of the bank branch asset. There were no sales of investment properties during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020.
Interest Expense
Interest expense decreased $0.3 million during both the three and six months ended June 30, 2021, compared to the same periods in 2020, due to the termination of the Credit Agreement during March 2021 and to interest charged on lower balances for our mortgage debt on those loans with monthly amortization requirements.

Leasing Activity
    Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of June 30, 2021:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2021	—	—	$—	—%	—%	$—
2022	8	164,983	2,424	15.6%	19.9%	14.69
2023	4	29,298	293	2.8%	2.4%	10.01
2024	5	48,148	779	4.6%	6.4%	16.17
2025	14	79,961	1,167	7.6%	9.6%	14.60
2026	4	20,191	292	1.9%	2.4%	14.48
2027	6	508,032	2,526	48.1%	20.7%	4.97
2028	5	46,419	819	4.4%	6.7%	17.64
2029	2	26,542	308	2.5%	2.5%	11.60
2030	1	2,790	75	0.3%	0.6%	27.00
MTM	1	2,875	42	0.3%	0.3%	14.61
Thereafter	2	126,113	3,456	11.9%	28.5%	27.41
Grand Total	52	1,055,352	$12,181	100.0%	100.0%	$11.54
The following table represents new and renewed leases that commenced during the six months ended June 30, 2021:

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	1	29,333	$33.50	15.0
Renewals	3	22,699	$10.16	2.5
Total	4	52,032	$23.32	9.6
During the six months ended June 30, 2021, four new and renewed lease commenced (not including multi-family leases) with gross leasable area totaling 52,032 square feet. The weighted average lease term for the leases is 9.6 years.
Liquidity and Capital Resources
As of June 30, 2021, we had $22.4 million of cash and cash equivalents, and $3.5 million of restricted cash and escrows.
Our principal demands for funds have been or may be:
•to pay the operating expenses of our assets;
•to pay our general and administrative expenses;
•to pay for acquisitions;
•to pay for capital commitments;
•to pay for short-term obligations;
•to service or pay-down our debt; and
•to fund capital expenditures and leasing related costs.
Generally, our cash needs have been and will be funded from:
•cash flows from our investment assets;
•proceeds from sales of assets; and
•proceeds from debt.

In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble, Inc., whose lease was terminated after the signing of this new lease. The new lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of June 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.
In February 2021, the Company executed a lease with Veeco for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million. As of June 30, 2021, we estimate that remaining costs under this commitment are approximately $4.5 million.

An anchor tenant at the State Street property, DICK’S Sporting Goods, did not renew its lease agreement. Pursuant to the mortgage agreement, the lender under the State Street mortgage exercised its right under a “cash trap” provision, and, as such, beginning in the fourth fiscal quarter of 2020, all of our revenue from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until an approved lease is executed. See also Note 7 (Debt) in the accompanying condensed consolidated financial statements for additional discussion.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of June 30, 2021 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of June 30, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,847	5.24%
2023	18,089	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,427	4.38%
Total	$63,363	4.19%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of June 30, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
The Company assumed a mortgage loan in the principal amount of $11.1 million, net of a debt discount of $0.3 million in connection with the acquisition of The Detroit and Detroit Terraces on January 8, 2019. The contractual rate and terms of the assumed debt was marked to market as of the acquisition date. According to the terms of the note agreement, the contractual fixed interest rate is 3.99% and payments are interest-only through September 30, 2022. The maturity date of the mortgage loan is on August 31, 2027.

On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20.0 million until the Company is in compliance with all such covenants. On January 21, 2021, the Company repaid $5.0 million of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15.0 million of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full.
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of June 30, 2021, is approximately 1.84%.
Total debt outstanding as of June 30, 2021 and December 31, 2020 was $63.4 million and $83.9 million, respectively, and had a weighted average interest rate of 4.19% and 3.78%, respectively, per annum.
Summary of Cash Flows
Comparison of the six months ended June 30, 2021 and 2020

	(in thousands)
	Six Months Ended June 30,
	2021	2020
Net cash flows used in operating activities	$(740)	$(2,482)
Net cash flows used in investing activities	(5,591)	(7,340)
Net cash flows used in financing activities	(21,418)	(1,517)
Net decrease in cash, cash equivalents and restricted cash	(27,749)	(11,339)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$25,888	$66,716
Cash used in operating activities was $0.7 million for the six months ended June 30, 2021. Cash used in operating activities decreased $1.7 million compared to the same period in 2020, primarily due to a decrease in cash paid for interest and general and administrative expenses during the six months ended June 30, 2021 compared to the same period last year.
Cash used in investing activities was $5.6 million for the six months ended June 30, 2021, compared to $7.3 million for the six months ended June 30, 2020. Cash used in investing activities decreased $1.7 million compared to the same period in 2020 primarily as a result of the acquisition of a multi-family asset partially offset by proceeds received from the disposition of the bank branch asset during the six months ended June 30, 2020. Additional factors include an increase in cash used for capital expenditures during the six months ended June 30, 2021, primarily related to new leases. See also Note 13 to the condensed consolidated financial statements for a summary of commitments related to new leases.
Cash used in financing activities was $21.4 million for the six months ended June 30, 2021, compared to $1.5 million for the six months ended June 30, 2020. Cash used in financing activities for the six months ended June 30, 2021 was related to payoff of the revolving loan related to the Credit Agreement in the amount of $20.0 million, principal payments on mortgage debt in the amount of $0.5 million and payment of tax withholding for share-based compensation in the amount of $0.9 million. Cash used for financing activities for the six months ended June 30, 2020 was primarily related to principal payments on mortgage debt in the amount of $0.4 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million.
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
Distributions
For the six months ended June 30, 2021 and 2020, no cash distributions were paid by the Company.
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.
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

	As of
	June 30, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$329,108	$356,060
Debt, net	$62,593	$82,761

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Data:
Total revenues	$7,108	$5,873	$14,115	$15,159
Net loss	$(2,029)	$(4,160)	$(6,717)	$(7,389)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Balance Sheet Data:
Cash and cash equivalents and restricted cash and escrows	$25,888	$66,716	$25,888	$66,716
Long-term obligations (a)	$63,725	$95,069	$63,725	$95,069
Supplemental Measures:
Funds From Operations and Adjusted Funds From Operations (b)	$593	$(961)	$(1,456)	$(1,020)
Cash Flows Data:
Net cash flows used in operating activities	$700	$(2)	$(740)	$(2,482)
Net cash flows used in investing activities	$(3,557)	$(8,432)	$(5,591)	$(7,340)
Net cash flows used in financing activities	$(265)	$(164)	$(21,418)	$(1,517)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,029)	$(4,148)	$(6,707)	$(7,349)
Depreciation and amortization (1)	2,622	3,187	5,251	6,411
Gain on sale of investment properties, net	—	—	—	(82)
Funds From Operations and Adjusted Funds From Operations	$593	$(961)	$(1,456)	$(1,020)
(1)    The depreciation and amortization add-back excludes the portion of expense attributable to the non-controlling interest.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2021, our debt included a variable-rate mortgage loan of $18.1 million, which has been swapped to a fixed rate.
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
As of June 30, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.5 million as of June 30, 2021 and is included in other liabilities in the accompanying condensed consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)
4.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Richard Vance	August 12, 2021
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	August 12, 2021
Name: Kimberly A. Karas
Title: Senior Vice President, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)