Form 10-Q
period 2021-09-30
Highlands REIT, Inc.
filed 2021-11-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2021 there were 881,673,012 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Investment properties
Land	$83,676	$83,676
Building and other improvements	279,609	276,822
Construction in progress	6,143	1,703
Total	369,428	362,201
Less accumulated depreciation	(73,315)	(65,501)
Net investment properties	296,113	296,700
Cash and cash equivalents	20,131	50,236
Restricted cash and escrows	3,491	3,401
Accounts and rents receivable (net of allowance of $201 and $620 as of September 30, 2021 and December 31, 2020, respectively)	3,285	2,930
Intangible assets, net	—	36
Deferred costs and other assets, net	3,664	2,757
Total assets	$326,684	$356,060

Liabilities
Debt, net	$62,365	$82,761
Accounts payable and accrued expenses	11,386	12,953
Intangible liabilities, net	679	743
Other liabilities	2,338	2,540
Total liabilities	76,768	98,997
Commitments and contingencies - See Note 13

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 881,673,012 and 877,759,145 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8,817	8,778
Additional paid-in capital	1,410,824	1,409,767
Accumulated distributions in excess of net income	(1,169,315)	(1,160,859)
Accumulated other comprehensive loss	(353)	(548)
Total Highlands REIT, Inc. stockholders’ equity	249,973	257,138
Non-controlling interests	(57)	(75)
Total equity	249,916	257,063
Total liabilities and equity	$326,684	$356,060

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$6,842	$6,256	$20,498	$20,309
Other property income	280	360	738	1,466
Total revenues	7,122	6,616	21,236	21,775

Expenses
Property operating expenses	2,017	2,434	6,112	6,426
Real estate taxes	1,513	1,548	4,639	4,265
Depreciation and amortization	2,640	3,118	7,967	9,672
General and administrative expenses	1,996	3,633	8,481	11,084
Total expenses	8,166	10,733	27,199	31,447
Gain on sale of investment properties, net	—	—	—	82
Loss from operations	(1,044)	(4,117)	(5,963)	(9,590)
Interest income	3	19	27	231
Interest expense	(715)	(1,099)	(2,537)	(3,227)
Net loss	(1,756)	(5,197)	(8,473)	(12,586)
Net loss attributable to non-controlling interests	7	30	17	70
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,749)	$(5,167)	$(8,456)	$(12,516)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	881,673,012	879,932,514	881,135,535	879,216,153

Comprehensive loss
Net loss	$(1,756)	$(5,197)	$(8,473)	$(12,586)
Unrealized gain (loss) on derivatives	56	75	230	(734)
Total other comprehensive income (loss)	56	75	230	(734)
Comprehensive loss	(1,700)	(5,122)	(8,243)	(13,320)
Comprehensive (income) loss attributable to non-controlling interests	(2)	19	(18)	180
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,702)	$(5,103)	$(8,261)	$(13,140)

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands, except share amounts)
Nine Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	876,074,038	$8,761	$1,408,993	$18	$(1,127,270)	$290,502	$95	$290,597
Net loss	—	—	—	—	(3,201)	(3,201)	(28)	(3,229)
Other comprehensive loss	—	—	—	(640)	—	(640)	(112)	(752)
Share-based compensation	3,479,792	35	1,218	—	—	1,253	—	1,253
Balance at March 31, 2020	879,553,830	$8,796	$1,410,211	$(622)	$(1,130,471)	$287,914	$(45)	$287,869
Net loss	—	—	—	—	(4,148)	(4,148)	(12)	(4,160)
Other comprehensive loss	—	—	—	(48)	—	(48)	(9)	(57)
Share-based compensation	277,778	2	98	—	—	100	—	100
Balance at June 30, 2020	879,831,608	$8,798	$1,410,309	$(670)	$(1,134,619)	$283,818	$(66)	$283,752
Net loss	—	—	—	—	(5,167)	(5,167)	(30)	$(5,197)
Other comprehensive income	—	—	—	64	—	64	11	$75
Share-based compensation	193,403	2	67	—	—	69	—	$69
Balance at September 30, 2020	880,025,011	$8,800	$1,410,376	$(606)	$(1,139,786)	$278,784	$(85)	$278,699

Balance at January 1, 2021	877,759,145	$8,778	$1,409,767	$(548)	$(1,160,859)	$257,138	$(75)	$257,063
Net loss	—	—	—	—	(4,678)	(4,678)	(10)	(4,688)
Other comprehensive income	—	—	—	96	—	96	17	113
Share-based compensation	3,556,723	35	960	—	—	995	—	995
Balance at March 31,2021	881,315,868	$8,813	$1,410,727	$(452)	$(1,165,537)	$253,551	$(68)	$253,483
Net loss	—	—	—	—	(2,029)	(2,029)	—	(2,029)
Other comprehensive income	—	—	—	52	—	52	9	61
Share-based compensation	357,144	4	97	—	—	101	—	101
Balance at June 30, 2021	881,673,012	$8,817	$1,410,824	$(400)	$(1,167,566)	$251,675	$(59)	$251,616
Net loss	—	—	—	—	(1,749)	(1,749)	(7)	(1,756)
Other comprehensive income	—	—	—	47	—	47	9	56
Share-based compensation	—	—	—	—	—	—	—	—
Balance at September 30, 2021	881,673,012	$8,817	$1,410,824	$(353)	$(1,169,315)	$249,973	$(57)	$249,916
See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,473)	$(12,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,967	9,672
Amortization of above and below market leases, net	(64)	(78)
Amortization of debt discounts and financing costs	182	251
Straight-line rental income	(328)	23
Write-off of debt issuance costs	225	—
Gain on sale of investment properties, net	—	(82)
Non-cash stock-based compensation expense	1,096	1,402
Changes in assets and liabilities:
Accounts and rents receivable, net	(27)	368
Deferred costs and other assets, net	(60)	(1,127)
Accounts payable and accrued expenses	(685)	1,955
Other liabilities	28	(2,230)
Net cash flows used in operating activities	$(139)	$(2,432)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(7,227)	(2,136)
Acquisition of investment properties, net	—	(7,372)
Proceeds from sale of investment properties, net	—	1,287
Payment of leasing fees	(964)	(468)
Net cash flows used in investing activities	$(8,191)	$(8,689)
Cash flows from financing activities:
Payment of debt issuance costs	—	(36)
Payoff of term loan related to credit agreement	(20,000)	(10,000)
Principal payments of mortgage debt	(802)	(764)
Payment for tax withholding for share-based compensation	(883)	(1,147)
Net cash flows used in financing activities	$(21,685)	$(11,947)
Net decrease in cash and cash equivalents and restricted cash and escrows	(30,015)	(23,068)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,622	$54,987

Cash and cash equivalents	$20,131	$51,874
Restricted cash and escrows	3,491	3,113
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,622	$54,987

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flows information:
Cash paid for interest	$2,206	$3,060
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$428	$319
Lease assets and liabilities arising from the recognition of right-of-use assets	$—	$219

See accompanying notes to the condensed consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2021, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying condensed consolidated financial statements.
As of September 30, 2021 and December 31, 2020, the Company owned 20 properties and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The impact of the COVID-19 pandemic has not materially changed from the information included in our Annual Report and other periodic or current reports on file with the SEC. The primary impact of the pandemic was and continues to be related to our tenants' ability to make their future rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments that are commensurate to our contractual rights under our lease agreements.

At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against the virus and new variants of the virus, efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to a resurgence of the pandemic. We have taken and will continue to consider a number of measures to mitigate the impact of the pandemic on our business and financial condition.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
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
As of September 30, 2021 and December 31, 2020, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying condensed consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2021 is $25,848 and $18,812, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 is $26,449 and $19,267, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
September 30, 2021
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
Rental income lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. The Financial Accounting Standards Board (“FASB”) clarified in July 2019 that, under ASC 842, lessors can continue to recognize a reserve (i.e., allowance for uncollectible operating lease receivables) under the loss contingency guidance in ASC 450-20 after applying the collectibility guidance in ASC 842. We evaluate the collectability of lease receivables monthly using several factors, including a lessee’s creditworthiness. We recognize the credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. During the three and nine months ended September 30, 2021, the adjustments to rental income were an increase of $38 and decrease of $108, respectively, for receivables where collection was determined not probable. During the three and nine months ended September 30, 2020, the adjustments to reduce rental income were $40, in each period. Additionally, during the three and nine months ended September 30, 2021, we reduced property operating expenses $50 and $125, respectively, and increased property operating expenses $270 and $300 during the three and nine months ended September 30, 2020, respectively, for these credit losses.
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
September 30, 2021
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
September 30, 2021
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
There were no assets held for sale on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
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
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets. There were no impairment charges recognized during the three and nine months ended September 30, 2021 or 2020.
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
September 30, 2021
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
3. Acquired Properties
There were no property acquisitions during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $72.

Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The purchase price was allocated as follows:

Land	$1,849
Building and other improvements	5,407
Intangible assets, net	116
Total assets	$7,372
.
4. Disposed Properties
There were no property dispositions during the nine months ended September 30, 2021.
The following table reflects the property dispositions during the nine months ended September 30, 2020. The Company recognized a net gain on sale of investment properties of $82.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
5. Leases
Leasing as a lessor
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our net lease, office and retail segments) under operating leases with remaining lease terms that range from less than one year to 16 years as of September 30, 2021 and December 31, 2020.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
On August 2, 2019, we received a notice of non-renewal from The GEO Group, Inc. (“GEO”) indicating that it would not be seeking an extension of its lease on our Hudson correctional facility asset. The lease on this asset expired in January 2020 and GEO has vacated the facility. The facility remains vacant as of September 30, 2021. We recorded a full impairment of the asset of $16,804 during the fourth quarter of 2020. While we will seek to re-lease or find alternative users for this asset, given the nature of the property, its location and its extended period of vacancy, we expect it will be very difficult to re-lease or find alternative users for this property. Even if we are successful in finding alternative users, we expect it will take an extended period of time to do so, if at all. Further, we believe it is unlikely that we will be able to find alternative users on similar terms. As we do not expect to find alternative users, re-lease the property, or re-lease on similar terms in the foreseeable future, we expect the expiration of this lease to continue to have a material adverse effect on our financial condition, cash flows and results of operations. Notwithstanding the expiration of this lease, we believe we have sufficient liquidity and capital resources to fund our operations for the foreseeable future.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease income related to fixed lease payments	$5,908	$5,413	$17,440	$17,653
Lease income related to variable lease payments	934	843	3,058	2,656
Other (1)	280	360	738	1,466
Lease income	$7,122	$6,616	$21,236	$21,775
(1)    For the three and nine months ended September 30, 2021 and 2020, respectively, other is primarily comprised of parking revenues and termination fees related to early lease expirations.
Future Minimum Rental Income
As of September 30, 2021, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2021 (remaining)	$2,396
2022	8,376
2023	9,422
2024	9,115
2025	8,378
Thereafter	56,203
Total	$93,890
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued real estate taxes	$6,558	$7,365
Accrued compensation	3,069	3,762
Accrued interest payable	207	282
Other accrued expenses	1,552	1,544
	$11,386	$12,953

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
7. Debt
Total debt outstanding as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Debt, gross	$63,096	$83,898
Mortgage discount	(269)	(303)
Deferred financing costs, net	(462)	(834)
Total Debt, Net	$62,365	$82,761
As of September 30, 2021, the Company’s outstanding mortgage indebtedness included five mortgage loans with various scheduled maturities through August 2027, as follows:

Debt maturing during the year ended December 31,	As of September 30, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,793	5.24%
2023	17,992	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,311	4.38%
Total	$63,096	4.19%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the fixed swap rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2021 and December 31, 2020, the Company was in compliance with such covenants.
Mortgages Encumbered by Retail Assets
As previously reported, we did not pay the monthly payments due under the mortgages encumbering certain of our retail properties (including Market at Hilliard, State Street and Buckhorn Plaza) beginning in April 2020 due to many tenants at our retail properties failing to make the payments due under their leases. When collections resumed at a higher level, we made all required debt payments. As of September 30, 2021 and December 31, 2020, respectively, the Company has made the required monthly payments on the State Street, Buckhorn Plaza and Market at Hilliard mortgages to bring the loans current through the September 30, 2021 payment date. We intend to continue to make all monthly mortgage payments when due for each of the Market at Hilliard, Buckhorn Plaza and State Street properties, but our ability and willingness to make payments under these mortgages may change if some or all of the tenants at these properties fail to make their monthly rental payments.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which was an anchor tenant at the State Street property, failed to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods would not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from the State Street property which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage. As of the date of this filing, a replacement tenant has not been identified. Net cash held by the lender is included in restricted cash and escrows on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 and totaled $585 and $293, respectively. This arrangement does not impact the accounting for this asset on our condensed consolidated statements of operations and comprehensive loss.
Termination of Credit Agreement
On November 6, 2020, the Company entered into the Third Amendment to the Credit Agreement (the "Credit Agreement"), pursuant to which the Company “right-sized” the Credit Agreement by eliminating the Term Loan (as defined in the Third Amendment) previously available under the Credit Agreement. In connection with the execution of the Third Amendment, the Company borrowed sufficient funds under the Revolving Credit Loan (as defined in the Third Amendment) to repay all of its obligations under the Term Loan. Additionally, pursuant to the Third Amendment, the lender under the Credit Agreement waived the Company’s obligation to comply with certain financial covenants for the period from July 1, 2020 to December 31, 2020 (the “Waiver Period”) and restricted the Company from drawing on the Revolving Credit Loan in amounts in excess of $20,000 until the Company is in compliance with all such covenants. On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness consisting of approximately $15,000 of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full.
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
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale on August 16, 2019. The Company entered into a swap agreement with respect to the loan, effective through its September 1, 2023 maturity date, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2021, is approximately 1.84%.
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
September 30, 2021
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instrument was $56 and $230 for the three and nine months ended September 30, 2021, respectively. The amount recorded as other comprehensive income was $75 and other comprehensive loss was $734 for the three and nine months ended September 30, 2020, respectively.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$415	$—	$415

	December 31, 2020
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Other liabilities”	$—	$645	$—	$645
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2021 and 2020, events and circumstances indicated that certain retail and multi-family properties might be impaired. However, the Company's estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of September 30, 2021 and as of December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$63,096	$61,436	$83,898	$81,703
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 4.78% and 4.33% per annum as of September 30, 2021 and December 31, 2020, respectively. The Company estimates the fair value of its mortgage loans and revolving credit loan facility by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans and revolving credit loan facility based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 3.06% to 6.31% as of September 30, 2021. For certain debt,

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
the Company estimates the fair value of debt instruments based on the fair value of the underlying collateral. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2021 and 2020, no income tax benefit or expense was included in the condensed consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The following table summarizes net property operations by segment for the three months ended September 30, 2021.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$6,842	$526	$2,647	$—	$3,669	$—
Other property income	280	—	—	—	280	—
Total income	7,122	526	2,647	—	3,949	—
Operating expenses	3,530	345	934	193	1,921	137
Net operating income (loss)	$3,592	$181	$1,713	$(193)	$2,028	$(137)
Non-allocated expenses (a)	(4,636)
Other income and expenses (b)	(712)
Net loss attributable to non-controlling interests	7
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,749)
(a)    Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)    Other income and expenses consists of interest income and interest expense.
The following table summarizes net property operations by segment for the three months ended September 30, 2020.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$6,256	$526	$2,305	$—	$3,425	$—
Other property income	360	—	132	—	228	—
Total income	6,616	526	2,437	—	3,653	—
Operating expenses	3,982	355	1,413	180	1,897	137
Net operating income (loss)	$2,634	$171	$1,024	$(180)	$1,756	$(137)
Non-allocated expenses (a)	(6,751)
Other income and expenses (b)	(1,080)
Net loss attributable to non-controlling interests	30
Net loss attributable to Highlands REIT, Inc. common stockholders	$(5,167)
(a)    Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(b)    Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The following table summarizes net property operations by segment for the nine months ended September 30, 2021.

	Total	Net Lease	Retail	Multi-Tenant Office	Multi-family	Other
Rental income	$20,498	$1,577	$8,014	$—	$10,907	$—
Other property income	738	61	—	—	677	—
Total income	21,236	1,638	8,014	—	11,584	—
Operating expenses	10,751	1,047	3,116	598	5,575	415
Net operating income (loss)	$10,485	$591	$4,898	$(598)	$6,009	$(415)
Non-allocated expenses (a)	(16,448)
Other income and expenses (b)	(2,510)
Net loss attributable to non-controlling interests	17
Net loss attributable to Highlands REIT, Inc. common stockholders	$(8,456)

Balance Sheet Data
Real estate assets, net (c)	$296,113	$14,703	$62,958	$31,607	$177,883	$8,962
Non-segmented assets (d)	30,571
Total assets	$326,684
Capital expenditures	$7,227	$—	$640	$6,114	$473	$—
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
September 30, 2021
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

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
The following table reconciles net loss attributable to the Company to basic and diluted EPS (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,749)	$(5,167)	$(8,456)	$(12,516)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	881,673,012	879,932,514	881,135,535	879,216,153

Basic and diluted earnings per share:
Net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
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
For the nine months ended September 30, 2021, the Company granted 6,875,001 shares of common stock with an aggregate value of $1,925 based on an estimated net asset value per share of $0.28. During the nine months ended September 30, 2020, the Company granted 6,625,002 of fully vested shares of common stock with an aggregate value of $2,385 based on an estimated net asset value per share of $0.36.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000,000 to 67,000,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of September 30, 2021, 27,905,910 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of September 30, 2021 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	$—	$—
Granted	6,875,001	0.28
Vested	(6,875,001)	0.28
Balance at September 30, 2021	$—	$—
For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense in the amount of $1,979 and $2,434, respectively, related to the Incentive Award Plan. For the nine months ended September 30, 2021 and 2020, the Company paid $883 and $1,147, respectively, related to tax withholding for share-based compensation.

HIGHLANDS REIT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts)
September 30, 2021
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset, replacing Barnes and Noble, Inc. whose lease was terminated after the signing of this new lease. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of September 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.

In February 2021, the Company executed a lease with Veeco for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million. As of September 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.

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
As of September 30, 2021, our portfolio of assets consisted of one office asset, two industrial assets, four retail assets, twelve multi-family assets, one correctional facility and one parcel of unimproved land. We currently have four business segments, consisting of (i) net lease, (ii) retail, (iii) multi-tenant office and (iv) multi-family. Our unimproved land asset is presented in “other.” We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021, and 2020.
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
Impact of COVID-19

The impact of the COVID-19 pandemic has not materially changed from the information included in our Annual Report and other periodic or current reports on file with the SEC. The primary impact of the pandemic was and continues to be related to our tenants' ability to make their future rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments that are commensurate to our contractual rights under our lease agreements.

At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against the virus and new variants of the virus, efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to a resurgence of the pandemic. We have taken and will continue to consider a number of measures to mitigate the impact of the pandemic on our business and financial condition.

State Street Cash Trap

The loan documents governing the mortgage encumbering the State Street property include a “cash trap” provision that is triggered if DICK'S Sporting Goods, which was an anchor tenant at the State Street property, failed to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods will not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the revenue from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until a substitute lease is approved. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage. As of the date of this filing, a replacement tenant has not been identified.

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
Acquisition and Disposition Activity
There were no asset acquisitions during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7.4 million.

Property	Location	Acquisition Date	Acquisition Price (in thousands)
The Sterling	San Diego, California	April 22, 2020	$7,372
There were no asset dispositions during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, consistent with our strategy of disposing of legacy “non-core” assets, we sold the following property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020
Key performance indicators are as follows:

	As of September 30,
	2021	2020
Economic occupancy (a)	72.9%	72.5%
Rent per square foot (b)	$15.80	$14.52
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
Condensed Consolidated Results of Operations

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Net loss	$(1,756)	$(5,197)	$(3,441)	(66.2)%	$(8,473)	$(12,586)	$(4,113)	(32.7)%
Net loss decreased $3.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to an increase in total revenues and lower total compensation expenses, reduced property operating expenses, depreciation and amortization expenses and interest expense. Details of these changes are provided below.
Net loss decreased by $4.1 million, to $8.5 million, for the nine months ended September 30, 2021, compared to $12.6 million for the nine months ended September 30, 2020, primarily as a result of reduced general and administrative, property operating and depreciation and amortization expenses. Partially offsetting this decrease in expenses is a decrease in revenues resulting from the termination of the lease with The GEO Group, Inc. ("GEO") on the Hudson correctional facility asset and termination of the lease with Alta Devices, Inc. (“Alta”) at the Trimble office asset in the first fiscal quarter of 2020. Further details of the changes are provided below.
Operating Income and Expenses

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Income:
Rental income	$6,842	$6,256	$586	9.4%	$20,498	$20,309	$189	0.9%
Other property income	280	360	(80)	(22.2)%	738	1,466	(728)	(49.7)%
Total revenues	$7,122	$6,616	$506	7.6%	$21,236	$21,775	$(539)	(2.5)%

Expenses:
Property operating expenses	$2,017	$2,434	$(417)	(17.1)%	$6,112	$6,426	$(314)	(4.9)%
Real estate taxes	1,513	1,548	(35)	(2.3)%	4,639	4,265	374	8.8%
Depreciation and amortization	2,640	3,118	(478)	(15.3)%	7,967	9,672	(1,705)	(17.6)%
General and administrative expenses	1,996	3,633	(1,637)	(45.1)%	8,481	11,084	(2,603)	(23.5)%
Total expenses	$8,166	$10,733	$(2,567)	(23.9)%	$27,199	$31,447	$(4,248)	(13.5)%
Total Revenues
Total revenues increased $0.5 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to commencement of rental income on the Northwestern Medical lease at Sherman Plaza upon its 2021 lease commencement date and increased occupancy at our multi-family assets.
Total revenues decreased by $0.5 million in the nine months ended September 30, 2021, compared to the same period in 2020, due to the termination of the leases with GEO at the correctional facility and Alta at our Trimble office asset, which both occurred in early 2020. Partially offsetting the decrease in revenue are fewer pandemic-related concessions and the items noted above for the three month periods.

Property Operating Expenses
Property operating expenses decreased $0.4 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to lower bad debt expense caused by partial recovery from the impacts of the COVID-19 pandemic.
Property operating expenses decreased $0.3 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to the factors described above, partially offset by increased repair and maintenance projects postponed from 2020.
Real Estate Taxes
Real estate taxes remained consistent for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Real estate taxes increased $0.4 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an adjustment made in 2020 to adjust down our estimate of taxes upon receiving the actual tax bill for our Cook Country, Illinois properties, partially offset by the sale of the bank branch asset in the first quarter of 2020. No such adjustment was required during the nine months ended September 30, 2021.
Depreciation and Amortization
Depreciation and amortization decreased $0.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the reduction in carrying value of the Hudson correctional facility asset driven by a full asset impairment recognized during the fourth quarter of 2020 and reduced amortization on in-place leases for certain multi-family assets being fully amortized during 2020.
Depreciation and amortization decreased by $1.7 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to the same factors as described above.
General Administrative Expenses
General and administrative expense decreased $1.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to reduced compensation expense. The three months ended September 30, 2020 included severance related expenses in accordance with an executive's employment contract, upon their departure from the Company.
General and administrative expense decreased by $2.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily as a result of a reduction in total compensation expenses and lower consulting and legal expenses.
Non-Operating Income and Expenses

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Non-operating income and expenses:
Interest income	$3	$19	$(16)	(84.2)%	$27	$231	$(204)	(88.3)%
Gain on sale of investment properties, net	—	—	—	—%	—	82	(82)	(100.0)%
Interest expense	(715)	(1,099)	(384)	(34.9)%	(2,537)	(3,227)	(690)	(21.4)%

    Interest Income
    Interest income decreased by $0.02 million and $0.2 million during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020, as a result of a reduction in the average cash balances during the periods.
    Gain on Sale of Investment Properties
During the nine months ended September 30, 2020, the gain on sale of investment properties of $0.1 million was attributed to the sale of the bank branch asset. There were no sales of investment properties during the three and nine months ended September 30, 2021 or during the three months ended September 30, 2020.
Interest Expense
Interest expense decreased $0.4 million during the three months ended September 30, 2021 and $0.7 million during the nine months ended September 30, 2021, compared to the same periods in 2020, due to the termination of the Credit Agreement during March 2021 and to interest charged on lower balances for our mortgage debt on those loans with monthly amortization requirements.

Leasing Activity
    Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of September 30, 2021:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2021	—	—	$—	—%	—%	$—
2022	7	162,087	2,303	15.3%	19.0%	14.21
2023	4	29,298	293	2.8%	2.4%	10.01
2024	5	48,148	772	4.6%	6.4%	16.04
2025	14	79,961	1,167	7.6%	9.6%	14.60
2026	4	20,191	294	1.9%	2.4%	14.55
2027	6	508,032	2,539	48.1%	21.0%	5.00
2028	6	49,315	869	4.7%	7.2%	17.62
2029	2	26,542	308	2.5%	2.5%	11.60
2030	1	2,790	75	0.3%	0.6%	27.00
MTM	1	2,875	42	0.3%	0.3%	14.61
Thereafter	2	126,113	3,456	11.9%	28.6%	27.41
Grand Total	52	1,055,352	$12,118	100.0%	100.0%	$11.48
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2021:

	# of Leases	Gross Leasable Area (square feet)	Rent per square foot	Weighted Average Lease Term (years)
New	1	29,333	$33.50	15.0
Renewals	3	22,699	$10.16	2.5
Total	4	52,032	$23.32	9.6
Liquidity and Capital Resources
As of September 30, 2021, we had $20.1 million of cash and cash equivalents, and $3.5 million of restricted cash and escrows.
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

The new lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of September 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset, replacing Alta, whose lease was terminated in early 2020. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.2 million. As of September 30, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.

An anchor tenant at the State Street property, DICK’S Sporting Goods, did not renew its lease agreement. Pursuant to the mortgage agreement, the lender under the State Street mortgage exercised its right under a “cash trap” provision, and, as such, beginning in the fourth fiscal quarter of 2020, all of our cash flow from the State Street property which would otherwise have been available for our use was trapped into a blocked account controlled by the lender until an approved lease is executed. See also Note 7 (Debt) in the accompanying condensed consolidated financial statements for additional discussion.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Borrowings
The table below presents, on a condensed consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2021 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2021	Weighted average interest rate
2021 (remaining)	$—	—%
2022	8,793	5.24%
2023	17,992	3.28%	(1)
2024	—	—%
2025	—	—%
Thereafter	36,311	4.38%
Total	$63,096	4.19%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of September 30, 2021 and December 31, 2020, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale on August 16, 2019. We entered into a swap agreement with respect to the loan, effective through August 31, 2023, to swap the variable interest rate to a fixed rate of approximately 3.27% per annum. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2021, is approximately 1.84%.
Total debt outstanding as of September 30, 2021 and December 31, 2020 was $63.1 million and $83.9 million, respectively, and had a weighted average interest rate of 4.19% and 3.78%, respectively, per annum.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2021 and 2020

	(in thousands)
	Nine Months Ended September 30,
	2021	2020
Net cash flows used in operating activities	$(139)	$(2,432)
Net cash flows used in investing activities	(8,191)	(8,689)
Net cash flows used in financing activities	(21,685)	(11,947)
Net decrease in cash and cash equivalents and restricted cash and escrows	(30,015)	(23,068)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,622	$54,987
Cash used in operating activities was $0.1 million for the nine months ended September 30, 2021. Cash used in operating activities decreased $2.3 million compared to the same period in 2020, primarily due to higher cash collections from tenants as a result of fewer pandemic-related concessions and a decrease in cash paid for interest and general and administrative expenses during the nine months ended September 30, 2021 compared to the same period last year.
Cash used in investing activities was $8.2 million for the nine months ended September 30, 2021, compared to $8.7 million for the nine months ended September 30, 2020. Cash used in investing activities decreased $0.5 million compared to the same period in 2020 primarily as a result of the acquisition of a multi-family asset partially offset by proceeds received from the disposition of the bank branch asset during the nine months ended September 30, 2020. Additional factors include an increase in cash used for capital expenditures during the nine months ended September 30, 2021, primarily related to new leases. See also Note 13 to the condensed consolidated financial statements for a summary of commitments related to new leases.
Cash used in financing activities was $21.7 million for the nine months ended September 30, 2021, compared to $11.9 million for the nine months ended September 30, 2020. Cash used in financing activities for the nine months ended September 30, 2021 was related to payoff of the revolving loan related to the Credit Agreement in the amount of $20.0 million, principal payments on mortgage debt in the amount of $0.8 million and payment of tax withholding for share-based compensation in the amount of $0.9 million. Cash used for financing activities for the nine months ended September 30, 2020 was primarily related to payoff of the revolving loan related to the Credit Agreement in the amount of $10.0 million, principal payments on mortgage debt in the amount of $0.8 million and for payment of tax withholding for share-based compensation in the amount of $1.1 million.
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
Distributions
For the nine months ended September 30, 2021 and 2020, no cash distributions were paid by the Company.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.
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

	As of
	September 30, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$326,684	$356,060
Debt, net	$62,365	$82,761

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Data:
Total revenues	$7,122	$6,616	$21,236	$21,775
Net loss	$(1,756)	$(5,197)	$(8,473)	$(12,586)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Balance Sheet Data:
Cash and cash equivalents and restricted cash and escrows	$23,622	$54,987	$23,622	$54,987
Long-term obligations (a)	$63,418	$84,672	$63,418	$84,672
Supplemental Measures:
Funds From Operations and Adjusted Funds From Operations (b)	$852	$(2,104)	$(604)	$(3,124)
Cash Flows Data:
Net cash flows used in operating activities	$601	$50	$(139)	$(2,432)
Net cash flows used in investing activities	$(2,600)	$(1,349)	$(8,191)	$(8,689)
Net cash flows used in financing activities	$(267)	$(10,430)	$(21,685)	$(11,947)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,749)	$(5,167)	$(8,456)	$(12,516)
Depreciation and amortization (1)	2,601	3,063	7,852	9,474
Gain on sale of investment properties, net	—	—	—	(82)
Funds From Operations and Adjusted Funds From Operations	$852	$(2,104)	$(604)	$(3,124)
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2021, our debt included a variable-rate mortgage loan of $18.0 million, which has been swapped to a fixed rate.
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
As of September 30, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.4 million as of September 30, 2021 and is included in other liabilities in the accompanying condensed consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)
4.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
4.2	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Richard Vance	November 10, 2021
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 10, 2021
Name: Kimberly A. Karas
Title: Senior Vice President, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)