Form 10-K
period 2021-12-31
Highlands REIT, Inc.
filed 2022-03-16
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55580

HIGHLANDS REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-0862795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 South Dearborn Street, 20th Floor Chicago, Illinois	60603
(Address of Principal Executive Offices)	(Zip Code)
(312) 583-7990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	Accelerated filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☑	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) was approximately $246.9 million, based on the estimated per share value of $0.28 as established by the registrant on December 31, 2020.

As of March 15, 2022 there were 885,221,996 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders expected to be held on June 10, 2022.

i

Part I
Disclosure Regarding Forward-Looking Statements.
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc. as well as all of Highlands' wholly-owned and consolidated subsidiaries.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the COVID-19 pandemic; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; estimates relating to our ability to make distributions to our stockholders in the future; and the risks, uncertainties and factors set forth in this Annual Report on Form 10-K.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. It is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity, duration and any resurgences of the pandemic domestically and internationally, the rise of variants of the virus, the efficacy and public acceptance of COVID-19 vaccines, the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19, and the effect of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent.
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
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to introduce a liquidity option during 2022. However, we may be unable to execute on such a liquidity option on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of December 31, 2021, our portfolio consisted of twelve multi-family assets, four retail assets, one office asset, two industrial assets, one correctional facility, and one parcel of unimproved land, which are all located in the United States. We currently have two business segments, consisting of multi-family assets and other assets (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of assets.
Business Strategy
Our investment objectives are to preserve, protect and maximize the total value of our portfolio. Given the quality and nature of the assets in our legacy “non-core” portfolio, which are generally disjointed, non-institutional grade, relatively illiquid, require substantial time and investment to bring to market and are not positioned to protect capital or deliver an acceptable risk-adjusted return, as well as current market conditions, this turnaround strategy of the remaining "non-core" portfolio may take multiple years to execute. In order to meet our investment objectives, we intend to continue to engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving its overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company's overall strategy to optimize the value of the portfolio, enhance our options for a future liquidity option and maximize shareholder value.
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
Financing Strategy
Certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management's Discussion and Analysis - Borrowings,” and Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
As of December 31, 2021 and 2020, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
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
Human Capital Management
As of December 31, 2021, we had eight full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.

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
Principal Executive Offices
Our principal executive offices are located at 1 South Dearborn Street, 20th Floor, Chicago, Illinois, 60603, and our telephone number is (312)-583-7990. We maintain a website at www.highlandsreit.com.
Smaller Reporting Company
We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

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
•We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our business, financial condition or results of operations.
•If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
•Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
•Our failure to comply with the covenants in our debt agreements could materially and adversely affect us.
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
Many cities and states issued moratoriums on evictions during the year ended December 31, 2020, some of which were extended into 2021, have been subject to court closures and/or reduced court operations or have imposed other limitations on landlords’ ability to enforce legal remedies typically available against tenants that fail to pay rent, which can negatively impact rent collections. In addition, partly in response to an executive order issued by the Governor of the State of Illinois, the majority of our employees based at our headquarters have been working remotely since March 2020. The effects of an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The ongoing COVID-19 pandemic, including any resurgences, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
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
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the rise of new variants of the virus, whether the approved COVID-19 vaccines will be effective against new variants, other actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of COVID-19 may also heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.
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

The lease with GEO on our correctional facility expired in January of 2020 and GEO has vacated the facility. We expect the asset to remain vacant for years to come.  We cannot assure you that we will be able to lease or dispose of the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific-purpose assets that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing or selling correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Namely, on January 26, 2021, President Biden issued an executive order directing the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately operated criminal detention facilities. This executive order or similar government actions could limit the number of potential tenants or buyers for our Hudson correctional facility. Further, if we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition this asset or to finance the asset or sell this asset. If we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions, including economic conditions resulting from the COVID-19 pandemic, may adversely affect one or more of our tenants. For example, business failures and downsizing can affect the tenants of our office and industrial assets. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one asset or space at more than one asset. As a result, the financial failure of one tenant could increase vacancy at more than one asset or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of lease income attributable to the terminated or expired leases, any of which could make our assets difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.
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
Additionally, various federal, state and local governments previously enacted, and may in the future enact, laws, regulations and moratoriums or take other actions which could limit our ability to evict tenants until such laws, regulations or moratoriums are reversed or lifted. In particular, many state and local governments previously implemented eviction moratoriums as a result of the COVID-19 pandemic which generally applied to both residential and commercial tenants.
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
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During the year ended December 31, 2021, we determined that impairment with respect to our State Street asset had occurred, resulting in a reduction in net carrying value of that asset of $1.4 million. During the year ended December 31, 2020, we determined that impairment with respect to our Hudson correctional facility asset had occurred, resulting in a full impairment write down of $16.8 million. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
Certain of our debt is secured by certain of our assets, and, if our subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying asset sooner than anticipated or the lender may foreclose. One of our mortgages matures in the near-term and may need to be repaid in full.

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
Our failure to comply with the covenants in our debt agreements could materially and adversely affect us.
Our mortgage loans require compliance with certain debt covenants, such as minimum debt service coverage ratios and minimum net worth. Any other debt agreement that we enter into may place additional restrictions on us and may also require us to meet certain financial ratios and tests. In addition, any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.
Our failure to comply with these covenants, as well as our inability to make required payments could result in the acceleration of the debt and, in the case of secured debt, the lenders taking possession of the property or properties securing such debt. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to us.
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
As of December 31, 2021, certain of our assets are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
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
On December 15, 2021, we announced an estimated value of our common stock equal to $0.29 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2021. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, the Company owned 20 properties and one parcel of unimproved land.

General
The following is a list of the assets in the Highlands portfolio as of December 31, 2021.

Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (1)	Annualized Base Rent (2) (in thousands)	Annualized Base Rent per Leased Square Foot (3)	Significant Tenants (4)
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	74.3%	$552	$18.58	N/A
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	94.3%	788	21.27	N/A
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	97.8%	618	24.68	N/A
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	100.0%	443	26.67	N/A
1620 Central Street	Evanston, IL	Multi-Family	Multi-Family	51,808	100.0%	1,527	29.47	N/A
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	94.5%	1,210	30.78	N/A
The View	San Diego, CA	Multi-Family	Multi-Family	37,745	95.4%	1,131	31.41	N/A
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	97.1%	989	28.87	N/A
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	97.5%	3,953	16.83	N/A
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	94.7%	2,798	28.52	N/A
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	100.0%	474	41.13	N/A
Versacold USA - St. Paul	St. Paul, MN	Other	Industrial	219,664	100.0%	1,237	5.63	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Other	Industrial	269,985	100.0%	913	3.38	Versacold USA, Inc.
Trimble	San Jose, CA	Other	Multi-Tenant Office	176,905	—%	—	—	N/A
Hudson Correctional Facility	Hudson, CO	Other	Correctional Facility	301,029	—%	—	—	N/A
Palazzo Land	Orlando, FL	Other	Unimproved Land	—	0	—	0	N/A
Shops at Sherman Plaza (5)	Evanston, IL	Other	Retail	151,752	89.1%	4,306	31.86	Northwestern Medical; Target; Fitness International
Market at Hilliard	Hilliard, OH	Other	Retail	115,283	96.1%	1,654	14.93	Aldi; Michaels; Office Max; Old Navy
State Street Market	Rockford, IL	Other	Retail	193,657	69.0%	1,290	9.65	Burlington Coat Factory; PetsMart
Buckhorn Plaza	Bloomsburg, PA	Other	Retail	86,835	93.9%	1,129	13.84	Marshalls; Dollar Tree
Total				2,158,909	72.5%	$25,012	$15.98
(1)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
(2)Annualized base rent per leased square foot is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements, and straight-line rent GAAP adjustments.
(3)Annualized base rent per leased square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period.
(4)Several of our assets have one or more tenants occupying more than 10% of the asset's gross leasable area.
(5)A portion of the land underlying this asset is subject to a ground lease. The term of the lease expires in October 2042.

Significant Assets
The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2021	2,158,909	72.5%	$15.98
December 31, 2020	2,160,524	72.8%	$14.54
December 31, 2019	2,198,674	87.4%	$17.56
For the year ended December 31, 2021, Sherman Plaza, The Muse and The Locale each accounted for 10% or more of our total revenues and Sherman Plaza and The Muse each accounted for 10% or more of our total assets. For the year ended December 31, 2020, Sherman Plaza and The Locale each accounted for 10% or more of our total revenues and The Muse accounted for 10% or more of our total assets.
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for Sherman Plaza, The Muse and The Locale as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
Sherman Plaza
December 31, 2021	151,752	89.1%	$31.86
December 31, 2020	151,752	69.7%	$22.36
December 31, 2019	151,752	89.7%	$22.93

The Muse
December 31, 2021	103,628	94.7%	$28.52
December 31, 2020	103,628	91.2%	$28.12
December 31, 2019	103,628	90.3%	$28.35

The Locale
December 31, 2021	240,824	97.5%	$16.83
December 31, 2020	240,824	93.2%	$16.97
December 31, 2019	239,379	98.2%	$16.34
For Sherman Plaza, significant tenants, based on occupying 10% or more of our gross leasable area, were Northwestern Medical, Fitness International and Target, at December 31, 2021. The significant increases in economic occupancy and average annual base rent per square foot are attributable to the Northwestern Medical lease, which was signed in April 2020, with the tenant taking possession and opening for business in 2021.

Lease Expirations
The following table sets forth lease expirations for all of our assets, excluding multi-family leases, as of December 31, 2021, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2022	5	134,080	$1,901	12.7%	15.6%	$14.18
2023	4	29,298	293	2.8%	2.4%	10.01
2024	5	48,148	772	4.6%	6.3%	16.04
2025	15	81,461	1,203	7.7%	9.9%	14.77
2026	4	20,191	423	1.9%	3.5%	20.94
2027	7	534,539	2,844	50.6%	23.3%	5.32
2028	6	49,315	869	4.7%	7.1%	17.62
2029	2	26,542	308	2.5%	2.5%	11.60
2030	1	2,790	75	0.3%	0.6%	27.00
2031	—	—	—	—%	—%	—
Month to Month	1	2,875	42	0.3%	0.3%	14.61
Thereafter	2	126,113	3,456	11.9%	28.5%	27.41
	52	1,055,352	$12,186	100.0%	100.0%	$11.55
Mortgage Financing
The table below sets forth all mortgages or other liens or encumbrances against any of our assets as of December 31, 2021. As of such date, none of this mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.

Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
State Street Market	$8,736	Fixed Principal Plus Interest	5.24%	Only in full, and if prior to 1/6/22, with penalty	4/6/2022
The Locale	$17,893	Variable Interest, Swapped to Fixed	3.28%	If prior to 9/1/2023 must be in full, with penalty	9/1/2023
Buckhorn Plaza	$9,767	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Market at Hilliard	$14,976	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
The Detroit and Detroit Terraces	$11,449	Interest-Only until 10/1/2022	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
As described in more detail in Note 14 (Subsequent Events) to the consolidated financial statements, the State Street property was sold on March 10, 2022 and the associated mortgage debt has been repaid in full.
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

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On December 15, 2021, we announced an estimated value of our common stock as of December 15, 2021 equal to $0.29 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2021. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 15, 2021, reflects values as of December 15, 2021. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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
Generally, Real Globe estimated the value of our real estate and real estate related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2031 and applying a market supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and correctional facility assets, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that the Company’s strategy involves a future potential liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining its new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by the Company or at all. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to introduce a liquidity option during 2022. However, we may be unable to execute on such a liquidity option on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors. As a result, the actual fees and expenses incurred by the Company in connection with the execution of its strategy could differ materially from the amount provided to Real Globe.
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

Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 15, 2021. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.28 - $0.36 per share on a fully diluted basis after deducting the $0.03 of certain estimated corporate level transaction costs that were provided to Real Globe by the Company. The mid-point in the final range was $0.32 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
On December 15, 2021, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 15, 2021 equal to $0.29 per share on a fully diluted basis. At a full meeting of our Board held on December 15, 2021, the Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company's common stock that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.31	$0.35	$0.39
Terminal Capitalization Rate	6.66%	6.16%	5.66%
Discount Rate	7.42%	6.92%	6.42%
In order to estimate the final range of value, Real Globe deducted the $0.03 of certain estimated corporate-level transaction costs that were provided by the Company from the range of value above. The following chart presents the resulting final range of values, net of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event.

Final Range of Value
Share Price
Low	$0.28
Midpoint	$0.32
High	$0.36
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

The estimated value per share was approved by our Board on December 15, 2021 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within approximately one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 15, 2022, we had 166,843 stockholders of record.
Distributions
During the years ended December 31, 2021 and 2020, Highlands did not make any cash distributions.
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
Item 6. [Reserved]

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
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, and seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio, by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to introduce a liquidity option during 2022. However, we may be unable to execute on such a liquidity option on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of December 31, 2021, our portfolio of assets consisted of twelve multi-family assets, four retail assets, one office asset, two industrial assets, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family assets and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2021 and 2020.

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
Our Revenues and Expenses
Revenues
Our revenues are primarily derived from lease income and expense recoveries we receive from our tenants under leases with us, including monthly rent and other property income pursuant to tenant leases. Tenant recovery income primarily consists of reimbursements for real estate taxes, common area maintenance costs, management fees and insurance costs.
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
Impact of COVID-19 Pandemic
The COVID-19 pandemic had a less pronounced impact on our results of operations and financial condition during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.
At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against new variants of the virus, efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to any future resurgence of the pandemic. We have taken and will continue to take a number of measures to mitigate the impact of the pandemic on our business and financial condition.
Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided under “Part I - Item 1A. Risk Factors.”

Acquisition and Disposition Activity
There were no asset acquisitions during the year ended December 31, 2021. During the year ended December 31, 2020, we acquired one multi-family asset for a gross acquisition price of $7.4 million:

			(in thousands)
Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
There were no asset dispositions during the year ended December 31, 2021. During the year ended December 31, 2020, consistent with our strategy of disposing of legacy “non-core” assets we sold the following asset:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
Results of Operations
Comparison of the years ended December 31, 2021 and 2020
Key performance indicators are as follows:

	As of December 31,
	2021	2020
Economic occupancy (1)	72.5%	72.8%
Rent per square foot (2)	$15.98	$14.54
(1)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.
(2)Rent per square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the years ended December 31, 2021 and 2020.

	(in thousands)
	For the Year ended December 31,
	2021	2020	Increase/(Decrease)
Net loss	$(13,058)	$(33,659)	$20,601	61.2%
Net loss during the year ended December 31, 2021 was $13.1 million compared to $33.7 million during the year ended December 31, 2020. Factors contributing to the change in net loss include lower total compensation expense, depreciation and amortization expense, interest expense and provision for asset impairment. Details of these changes are provided below.
The following table presents the changes in our revenues for the years ended December 31, 2021 and 2020.

	(in thousands)
	For the Year ended December 31,
	2021	2020	Increase/(Decrease)
Revenues:
Lease income	$27,692	$27,230	$462	1.7%
Other property income	937	1,712	(775)	(45.3)%
Total revenues	$28,629	$28,942	$(313)	(1.1)%

Total revenues decreased $0.3 million in the year ended December 31, 2021 compared to the same period in 2020 as a result of the termination of the leases with GEO at the correctional facility and Alta at Trimble, which both occurred in early 2020. Partially offsetting the decrease in revenue are the commencement of rental income on the Northwestern Medical lease at Sherman Plaza upon its 2021 lease commencement date, increased occupancy at our multi-family assets and fewer pandemic-related concessions.
The following table presents the changes in our expenses for the years ended December 31, 2021 and 2020.

	(in thousands)
	For the Year ended December 31,
	2021	2020	Increase/(Decrease)
Expenses:
Property operating expenses	$8,195	$8,702	$(507)	(5.8)%
Real estate taxes	5,557	6,029	(472)	(7.8)%
Depreciation and amortization	10,586	12,774	(2,188)	(17.1)%
General and administrative expenses	12,716	14,131	(1,415)	(10.0)%
Provision for asset impairment	1,412	16,804	(15,392)	(91.6)%
Total expenses	$38,466	$58,440	$(19,974)	(34.2)%
Property operating expenses decreased $0.5 million in the year ended December 31, 2021 compared to the same period in 2020 primarily as a result of lower bad debt expense, caused by partial recovery from the impacts of the COVID-19 pandemic and lower property related legal expenses. Partially offsetting this decrease in property operating expenses were increased property insurance premiums, various repairs and maintenance projects postponed from 2020 and higher utility costs.
Real estate taxes decreased $0.5 million for the year ended December 31, 2021 compared to the same period in 2020 due to occupancy related lower assessments on our correctional facility asset and one retail asset.
Depreciation and amortization decreased $2.2 million for the year ended December 31, 2021 compared to the same period in 2020 primarily as a result of the reduction in carrying value of the correctional facility asset driven by a full asset impairment recognized during the fourth quarter of 2020 and reduced amortization on in-please leases for certain multi-family assets being fully amortized during 2020.
General and administrative expenses decreased $1.4 million for the year ended December 31, 2021, primarily due to reduced total compensation expense and lower consulting and legal expenses. General and administrative expenses for the year ended December 31, 2020 included salary and severance related expenses in accordance with an executive's employment contract upon their departure from the Company.
Provision for asset impairment was $1.4 million for the year ended December 31, 2021, due to adjusting the fair market value of one retail asset as a result of entering into a contract to sell the asset at a price below its current book value. During the year ended December 31, 2020, we identified a reduction in fair market value related to the correctional facility and recorded an impairment of investment properties of $16.8 million.
The following table presents the changes in our other income and expenses for the years ended December 31, 2021 and 2020.

	(in thousands)
	For the Year ended December 31,
	2021	2020	Increase/(Decrease)
Other income and (expenses):
Interest income	$30	$242	$(212)	(87.6)%
Interest expense	(3,251)	(4,485)	(1,234)	(27.5)%
Gain on sale of investment properties	—	82	(82)	(100.0)%
Interest Income
Interest income decreased $0.2 million during the year ended December 31, 2021 compared to the same period in 2020 as a result of a decrease in average cash balances during 2021.

Interest Expense
Interest expense decreased $1.2 million to $3.3 million for the year ended December 31, 2021 compared to the same period in 2020 due to the termination of the Credit Agreement during March 2021 and to interest charged on lower balances for our mortgage debt on those loans with monthly amortization requirements.
Gain on Sale of Investment Properties
There were no investment property dispositions during the year ended December 31, 2021. During the year ended December 31, 2020, the gain on sale of investment properties was $0.1 million, which was attributed to Highlands' sale of the bank branch asset.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of December 31, 2021, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2022	5	134,080	$1,901	12.7%	15.6%	$14.18
2023	4	29,298	293	2.8%	2.4%	10.01
2024	5	48,148	772	4.6%	6.3%	16.04
2025	15	81,461	1,203	7.7%	9.9%	14.77
2026	4	20,191	423	1.9%	3.5%	20.94
2027	7	534,539	2,844	50.6%	23.3%	5.32
2028	6	49,315	869	4.7%	7.1%	17.62
2029	2	26,542	308	2.5%	2.5%	11.60
2030	1	2,790	75	0.3%	0.6%	27.00
2031	—	—	—	—%	—%	—
Month to Month	1	2,875	42	0.3%	0.3%	14.61
Thereafter	2	126,113	3,456	11.9%	28.5%	27.41
	52	1,055,352	$12,186	100.0%	100.0%	$11.55
The following table represents new and renewed leases that commenced (not including multi-family leases) in the year ended December 31, 2021 and 2020.

	For the year ended December 31, 2021				For the year ended December 31, 2020
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	30,113	$33.71	14.77	3	6,986	$25.80	7.85
Renewals	3	22,699	$10.16	2.51	11	66,100	$14.75	5.28
Total	5	52,812	$23.59	9.50	14	73,086	$15.81	5.53
Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the collectability of accounts receivable, allocating the purchase price of acquired properties, and evaluating the impairment real estate assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases. The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
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
Impairment of Real Estate
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
Liquidity and Capital Resources
As of December 31, 2021, we had $18.3 million of cash and cash equivalents, and $3.7 million of restricted escrows.
Our primary sources and uses of capital are as follows:
Sources
•cash flows from our investment properties;
•proceeds from sales of properties; and
•proceeds from debt.
Uses:
•to pay the operating expenses of our properties;
•to pay our general and administrative expenses;
•to pay for acquisitions;
•to pay for capital commitments;

•to pay for short-term obligations;
•to service or pay-down our debt; and
•to fund capital expenditures and leasing related costs.
Certain of our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Fitness International at Sherman Plaza expiring in April 2022, Burlington Coat Factory at State Street expiring in August 2022 and Office Max at Market at Hilliard expiring in March 2023.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a broker commission. The total cost commitment is estimated to be approximately $3.9 million. As of December 31, 2021, we estimate that remaining costs under this commitment are approximately $1.3 million.
In September 2020, the Company entered into a Separation Agreement and General Release (the "Agreement") with former Chief Financial Officer, Paul Melkus. The Agreement included a severance package which includes a payment in the amount of $1 million to be paid on or before May 31, 2022, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.1 million. As of December 31, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of December 31, 2021 and 2020 was $62.8 million and $83.9 million, respectively, with a weighted average interest rate of 4.18% and 3.78% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2021 (dollar amounts are stated in thousands).

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2021	Weighted average interest rate
2022	$8,736	5.24%
2023	17,893	3.28%
2024	—	—%	(1)
2025	—	—%
2026	24,743	4.56%
Thereafter	11,449	3.99%
Total	$62,821	4.18%
(1)See Note 9 in the accompanying consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the strike rate.
As of December 31, 2021 and 2020, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.

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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale in 2019. Because that loan is indexed to LIBOR, the Company is monitoring and evaluating certain risks that have arisen in connection with transitioning to an alternative rate, including any resulting value transfer that may occur. The value of derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
Capital Expenditures and Reserve Funds
During the year ended December 31, 2021, we made total capital expenditures of $7.7 million and during the year ended December 31, 2020, capital expenditures totaled $2.8 million.

Summary of Cash Flows
Comparison of the years ended December 31, 2021 and 2020:

	(in thousands)
	For the Year ended December 31,
	2021	2020
Net cash flows provided by (used in) operating activities	$217	$(2,106)
Net cash flows used in investing activities	(9,040)	(9,398)
Net cash flows used in financing activities	(22,804)	(12,914)
Net decrease in cash and cash equivalents and restricted cash and escrows	(31,627)	(24,418)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of year	$22,010	$53,637
Cash provided by operating activities was $0.2 million for the year ended December 31, 2021. Cash used in operating activities was $2.1 million for the same period in 2020. The increase in cash from operations was primarily due to higher cash collections from tenants as a result of fewer abatements granted and a decrease in cash paid for interest and general and administrative expenses during the year ended December 31, 2021 compared to prior year.
Cash used in investing activities was $9.0 million for the year ended December 31, 2021, compared to $9.4 million for the year ended December 31, 2020. Cash used in investing activities decreased $0.4 million compared to the same period in 2020 as a result of the acquisition of a multi-family asset and was partially offset by proceeds received from the disposition of the bank branch asset during the year ended December 31, 2020. Additional factors include an increase in cash used for capital expenditures and to pay leasing commissions during the year ended December 31, 2021, primarily related to new leases. See also Note 13 to the consolidated financial statements for a summary of commitments related to new leases.
Cash used in financing activities was $22.8 million for the year ended December 31, 2021. Cash used in financing activities for the year ended December 31, 2021 was related to payoff of the revolving loan related to the Credit Agreement in the amount of $20.0 million, principal payments on mortgage debt in the amount of $1.1 million and payment of tax withholding for share-based compensation in the amount of $1.7 million. Cash used in financing activities in the amount of $12.9 million for the year ended December 31, 2020 was primarily related to pay down of the revolving loan related to the Credit Agreement in the amount of $10.0 million, principal payments on mortgage debt in the amount of $1.0 million, payment of tax withholding for share-based compensation in the amount of $1.1 million and the repurchase of a former executives shares totaling $0.6 million
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
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
The following table presents our calculation of FFO and AFFO (in thousands):

	Year Ended December 31,
	2021	2020
Net loss attributable to Highlands REIT, Inc. common stockholders	$(13,046)	$(33,589)
Depreciation and amortization related to investment assets (1)	10,432	12,538
Impairment of investment properties	1,412	16,804
Gain on sale of investment properties, net	—	(82)
Funds From Operations and Adjusted Funds From Operations	$(1,202)	$(4,329)
(1)The depreciation and amortization add-back excludes the portion of expense attributable to the non-controlling interest.
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

We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive loss and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Distributions
For the years ended December 31, 2021 and 2020, no cash distributions were paid by Highlands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2021, our debt included a variable rate mortgage loan of $17.9 million, which has been swapped to a fixed rate.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured Revolving Credit Loan due 2022 and interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of June 2023, but may be discontinued or otherwise become unavailable thereafter.
Our interest rate swaps are indexed to USD-LIBOR. However, our interest rate swap agreement has provisions that allow for a transition to a new alternative rate, and we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our consolidated financial statements.
As of December 31, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.6 million as of December 31, 2021 and is included in other liabilities in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	46
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020	48
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020	49
Consolidated Statements of Equity for the years ended December 31, 2021 and 2020	50
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	51
Notes to Consolidated Financial Statements	53
Real Estate and Accumulated Depreciation (Schedule III)	68
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Highlands REIT, Inc.

Opinion on the consolidated financial statements
We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Impairment of Net investment properties
At December 31, 2021, the Company’s Net investment properties total $292.6 million. During 2021, the Company recognized an impairment provision related to one investment property totaling $1.4 million. As described in Note 2 and Note 9 to the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be fully recoverable, such as a decline in occupancy, changes in events or intent, reduction in expected holding period, or a significant decline in market value.
In the event that impairment triggers are present, the Company prepares a cost recoverability test comparing the property’s estimated undiscounted cash flow with its net carrying value. If the Company determines that an investment property is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with the Company’s fair value measurement policy. These fair value measurements require management to make estimates and assumptions about significant variables, such as the probabilities of potential outcomes, estimated holding periods, the amount and timing of revenues, operating expenses, and capital expenditures during the holding period, capitalization rates, and potential disposal proceeds to be received upon sale. We identified impairment of Net investment properties as a critical audit matter.
The principal considerations for our determination that impairment of Net investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's judgments not only regarding impairment triggers but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability.
Our audit procedures related to the evaluation of impairment of investment properties included the following, among others. We obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential impairments of Net investment properties. We evaluated the appropriateness of management’s qualitative impairment indicator analysis, including triggering factors such as decline in occupancy, changes in events or intent, reduction in expected holding period, or a significant decline in market value on a property-by-property basis. Additionally, we evaluated the completeness of the population of properties for which triggering events were identified. We examined the Company’s undiscounted cash flow analyses utilized to assess cost recoverability. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the probability of outcomes, reasonableness of projections including leasing revenue and operating costs, estimated holding periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions by comparing them to a combination of observable market data and historical performance of the identified properties. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.
We have served as the Company’s auditor since 2020.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 16, 2022

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Investment properties
Land	$83,168	$83,676
Building and other improvements	270,387	276,822
Construction in progress	6,542	1,703
Total	360,097	362,201
Less accumulated depreciation	(67,478)	(65,501)
Net investment properties	292,619	296,700
Cash and cash equivalents	18,321	50,236
Restricted cash and escrows	3,689	3,401
Accounts receivable (net of allowance of $153 and $620 as of December 31, 2021 and 2020, respectively)	2,739	2,930
Intangible assets, net	—	36
Deferred costs and other assets	3,645	2,757
Total assets	$321,013	$356,060
Liabilities
Debt, net	$62,130	$82,761
Accounts payable and accrued expenses	9,526	12,953
Intangible liabilities, net	658	743
Other liabilities	2,162	2,540
Total liabilities	74,476	98,997
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 885,222 and 877,759 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8,852	8,778
Additional paid-in capital	1,411,818	1,409,767
Accumulated distributions in excess of net income	(1,173,905)	(1,160,859)
Accumulated other comprehensive income	(202)	(548)
Total Highlands REIT, Inc. stockholders’ equity	246,563	257,138
Non-controlling interests	(26)	(75)
Total equity	246,537	257,063
Total liabilities and equity	$321,013	$356,060

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues
Lease income	$27,692	$27,230
Other property income	937	1,712
Total revenues	28,629	28,942
Expenses
Property operating expenses	8,195	8,702
Real estate taxes	5,557	6,029
Depreciation and amortization	10,586	12,774
General and administrative expenses	12,716	14,131
Provision for asset impairment	1,412	16,804
Total expenses	38,466	58,440
Gain on sale of investment properties	—	82
Loss from operations	(9,837)	(29,416)
Interest income	30	242
Interest expense	(3,251)	(4,485)
Net loss	(13,058)	(33,659)
Net loss attributable to non-controlling interests	12	70
Net loss attributable to Highlands REIT, Inc. common stockholders	$(13,046)	$(33,589)
Net loss per common share, basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	881,388	879,151

Comprehensive loss
Net loss	$(13,058)	$(33,659)
Unrealized gain (loss) on derivatives	407	(666)
Total other comprehensive income (loss)	407	(666)
Comprehensive loss	(12,651)	(34,325)
Comprehensive (income) loss attributable to non-controlling interests	(49)	170
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(12,700)	$(34,155)

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands)
For the years ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Company Stockholders' Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2020	876,074	$8,761	$1,408,993	$(1,127,270)	$18	$290,502	$95	$290,597
Net income (loss)	—	—	—	(33,589)	—	(33,589)	(70)	(33,659)
Other comprehensive income	—	—	—	—	(566)	(566)	(100)	(666)
Share-based compensation	1,685	17	774	—	—	791	—	791
Balance at December 31, 2020	877,759	8,778	1,409,767	(1,160,859)	(548)	257,138	(75)	257,063
Net income (loss)	—	—	—	(13,046)	—	(13,046)	(12)	(13,058)
Other comprehensive income	—	—	—	—	346	346	61	407
Share-based compensation, net	7,463	74	2,051	—	—	2,125	—	2,125
Balance at December 31, 2021	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,058)	$(33,659)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,586	12,774
Amortization of above and below market leases, net	(85)	(99)
Amortization of debt discounts and financing costs	221	348
Straight-line rental income	(294)	55
Write-off of debt issuance costs	225	332
Gain on sale of investment properties, net	—	(82)
Provision for asset impairment	1,412	16,804
Stock-based compensation expense	3,852	2,563
Changes in assets and liabilities:
Accounts receivable, net	485	120
Deferred costs and other assets	270	(517)
Accounts payable and accrued expenses	(3,427)	1,438
Other liabilities	30	(2,183)
Net cash flows provided by (used in) operating activities	$217	$(2,106)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(7,724)	(2,804)
Proceeds from sale of investment properties, net	—	1,287
Acquisition of investment properties	—	(7,372)
Payment of leasing fees	(1,316)	(509)
Net cash flows used in investing activities	$(9,040)	$(9,398)
Cash flows from financing activities:
Payment of debt issuance costs	—	(94)
Proceeds from credit agreement	—	20,000
Payoff of debt	(20,000)	(30,000)
Principal payments of debt	(1,077)	(1,028)
Common stock repurchased	—	(645)
Payment for tax withholding for share-based compensation	(1,727)	(1,147)
Net cash flows used in financing activities	$(22,804)	$(12,914)
Net decrease in cash and cash equivalents and restricted cash and escrows	(31,627)	(24,418)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	53,637	78,055
Cash and cash equivalents and restricted cash and escrows, at end of year	$22,010	$53,637

Cash and cash equivalents and restricted cash and escrows, end of year
Cash and cash equivalents	$18,321	$50,236
Restricted cash and escrows	3,689	3,401
Total cash and cash equivalents and restricted cash and escrows, at end of year	$22,010	$53,637
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,872	$3,892
Supplemental schedule of non-cash activities:
Accruals for capital costs and investment in development	$414	$—
Disposal of lease related assets	$—	$351
Lease assets and liabilities arising from the recognition of right-of-use assets	$—	$179

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021

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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 8. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2021, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture and Note 14 for additional information regarding our interest in the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2021 and 2020, the Company owned 20 properties and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The COVID-19 pandemic had a less pronounced impact on our results of operations and financial condition during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.
At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against new variants of the virus, efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to any future resurgence of the pandemic. We have taken and will continue to take a number of measures to mitigate the impact of the pandemic on our business and financial condition.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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
The accompanying consolidated financial statements include the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Reclassifications
The Company has made certain reclassifications to the consolidated statements of cash flows as of December 31, 2020, to conform to the 2021 presentation.
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
As of December 31, 2021 and 2020, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2021 is $25,396 and $18,521, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2020 is $26,449 and $19,267, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Revenue Recognition
The Company accounts for leases under the provisions of ASC 842. The Company commences revenue recognition on leases when the lessee takes possession of, or controls the physical use of, the leased asset, unless the lessee is constructing improvements for which we are deemed to be the owner for accounting purposes. If we are deemed the owner for accounting purposes, the leased asset is the finished space and revenue recognition commences when the lessee takes possession of it, typically when the improvements are substantially complete. Alternatively, if the lessee is deemed to be the owner of the improvements for accounting purposes, then the leased asset is the unimproved space, and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce lease income recognized over the lease term, and we commence revenue recognition when the lessee takes possession of the unimproved space.
The determination of who owns the tenant improvements, for accounting purposes, is based on contractual rights and is subject to significant judgment. In making that determination, we consider all of the following factors. No one factor, however, necessarily establishes its determination.
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable in the accompanying consolidated balance sheets.
We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.
Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease. Accordingly, both lease and non-lease components are presented in lease income in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, regardless of whether the Company has entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
The Company accounted for payment deferrals as a result of COVID-19 as if no changes to the lease contract were made. Under that accounting, we increased our lease receivable as receivables accrued in our statements of operations and continued to recognize lease income during the deferral period.
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
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
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight line method. Building and other improvements are depreciated based upon

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
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
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the asset ready for its intended use are in progress. Interest costs are also capitalized during such periods. Once the improvements are ready for their intended use, the amounts are reclassified to the appropriate fixed asset accounts. Depreciation begins when the improvement is placed in service.
Sale of Real Estate
We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 610-20, “Gains and Losses From the Derecognition of Nonfinancial Assets”. We recognize gains and losses from sales of investment properties and land when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.
Assets Held for Sale
A long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which all of the following criteria are met:
•Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group);
•The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups);
•An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;
•The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted by paragraph 360-10-45-11;
•The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The price at which a long-lived asset (disposal group) is being marketed is indicative of whether the entity currently has the intent and ability to sell the asset (disposal group). A market price that is reasonable in relation to fair value indicates that the asset (disposal group) is available for immediate sale, whereas a market price in excess of fair value indicates that the asset (disposal group) is not available for immediate sale; and
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2021 and 2020.
If the sale represents a strategic shift that has (or will have) a major effect on the Company's results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
Impairment of Real Estate
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
The Company recorded $1,412 of impairments during the year ended December 31, 2021 and $16,804 during the year ended December 31, 2020. See Note 9 to the consolidated financial statements for additional information.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
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
3. Acquired Properties
There were no property acquisitions during the year ended December 31, 2021. During the year ended December 31, 2020, the Company acquired one multi-family asset for a gross acquisition price of $7,372. Under ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisitions. Accordingly, the Company capitalized transaction costs of approximately $72.
The following table reflects the property acquired during the year ended December 31, 2020.

Property	Location	Acquisition Date	Acquisition Price
The Sterling	San Diego, California	April 22, 2020	$7,372
The purchase price was allocated as follows:

Total
Land	$1,849
Buildings and other improvements	5,407
Intangible assets, net	116
Total assets	$7,372
4. Disposed Properties
There were no property dispositions during the year ended December 31, 2021.
The following table reflects the property dispositions during the year ended December 31, 2020.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Citizens	Providence, Rhode Island	March 31, 2020	$1,425	$1,287	$82
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2021	2020
Accrued real estate taxes	$6,593	$7,365
Accrued compensation	1,140	3,762
Accrued interest payable	215	282
Other accrued expenses	1,578	1,544
Total accounts payable and accrued expenses	$9,526	$12,953

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
6. Leases
Leasing as a lessor
We lease multi-family properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to sixteen years as of December 31, 2021 and 2020.
Lease income related to the Company's operating leases is comprised of the following:

	Year ended December 31,
	2021	2020
Lease income related to fixed lease payments	$23,527	$23,291
Lease income related to variable lease payments	4,165	3,939
Total lease income	$27,692	$27,230

Future Minimum Rental Income
As of December 31, 2021, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2022	$8,376
2023	9,422
2024	9,115
2025	8,378
2026	8,023
Thereafter	48,180
Total	$91,494
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities). At December 31, 2021, the balances were $282 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2021 and a reconciliation of those cash flows to the operating lease liability.

2022	$21
2023	21
2024	21
2025	21
2026	21
Thereafter	331
Total	$436
Imputed interest	(154)
Lease liability	$282

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
7. Intangible Assets and Liabilities
The following table summarizes the Company's identified intangible assets and intangible liabilities as of December 31, 2021 and 2020.

	Balance as of December 31,
	2021	2020
Intangible Assets:
Acquired in-place lease	$22,281	$22,281
Accumulated amortization	(22,281)	(22,245)
Intangible assets, net	$—	$36
Intangible liabilities:
Acquired below market leases	$2,629	$2,629
Accumulated amortization	(1,971)	(1,886)
Intangible Liabilities, net	$658	$743
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to lease income. Amortization pertaining to the above market lease costs was applied as a reduction to lease income. Amortization pertaining to the below market lease costs was applied as an increase to lease income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
Amortization of:
Acquired below market lease	$85	$99
Net revenues increase	$85	$99

Acquired in-place lease intangibles	$36	$1,419
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2021.

	2022	2023	2024	2025	2026	Thereafter	Total
Amortization of:
Acquired below market lease	$85	$85	$85	$79	$74	$250	$658
Net revenues increase	$85	$85	$85	$79	$74	$250	$658
8. Debt
Total debt outstanding as of December 31, 2021 and 2020 was as follows:

	2021	2020
Debt, gross	$62,821	$83,898
Mortgage discount	(257)	(303)
Deferred financing costs, net	(434)	(834)
Total Debt, net	$62,130	$82,761

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
During the years ended December 31, 2021 and 2020, the following principal debt transactions occurred:

Balance at December 31, 2019	$94,926
Paydown of term loan related to credit agreement	(30,000)
Proceeds from credit agreement	20,000
Paydown of debt	(1,028)
Balance at December 31, 2020	83,898
Paydown of term loan related to credit agreement	(20,000)
Paydown of debt	(1,077)
Balance at December 31, 2021	$62,821
As of December 31, 2021, the Company's outstanding mortgage indebtedness included five mortgage loans with various maturities through August 2027, as follows:

For the year ended December 31,	As of December 31, 2021	Weighted average interest rate
2022	$8,736	5.24%
2023	17,893	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,743	4.56%
Thereafter	11,449	3.99%
Total	$62,821	4.18%
(1)See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of the Locale asset. The weighted average interest rate reflected is the strike rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2021 and 2020, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our properties.
The loan documents governing the mortgage encumbering the State Street property includes a “cash trap” provision that is triggered if DICK'S Sporting Goods, which was an anchor tenant at the property, failed to renew its lease agreement. During September 2020, we were informed that DICK'S Sporting Goods would not renew its lease at the State Street property. As a result, we received notice that the lender under the State Street mortgage exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from the State Street property which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease. If, during that period, the terms of the loan agreement are not satisfied, those funds will be swept by the lender in mandatory prepayment of the mortgage. As of the date of this filing, a replacement tenant has not been identified. Net cash held by the lender is included in restricted cash and escrows on our consolidated balance sheets as of December 31, 2021 and 2020 and totaled $541 and $293, respectively. This arrangement does not impact the accounting for this asset on our consolidated statements of operations and comprehensive loss.
As described in more detail in Note 14 (Subsequent Events) to the consolidated financial statements, the State Street property was sold on March 10, 2022 and the associated mortgage debt has been repaid in full.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2021 and 2020, the Company is in compliance with such covenants.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
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
LIBOR Reform
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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale in 2019. Because that loan is indexed to LIBOR the Company is monitoring and evaluating the related risks that have arisen in connection with transitioning to an alternative rate, including any resulting value transfer that may occur. The value of derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2021 and 2020, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument was $407 and other comprehensive loss was $666 for the years ended December 31, 2021 and 2020, respectively. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $191 will be reclassified as an increase to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$238	$—	$238

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$645	$—	$645
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
During the years ended December 31, 2021 and 2020, the Company identified certain assets which may have a reduction in the expected holding period, a reduction in occupancy or a reduction in fair market value which represented an impairment trigger. During the year ended December 31, 2021, an impairment adjustment in the amount of $1,412 was recorded on our State Street Market retail asset and during the year ended December 31, 2020 a full impairment adjustment of $16,804 on our correctional facility asset was recorded. The following tables present these assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value (1)
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2021
Investment Properties	$—	$—	$9,000	$9,000	$1,412

	Fair Value (2)
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2020
Investment Properties	$—	$—	$—	$—	$16,804
(1)The estimate of fair value relating to State Street Market was based on recent negotiations for the sale of the asset to a third party.
(2)The estimate of fair value relating to the correctional facility’s impairment was primarily based upon research and findings that there is currently no market demand for the property, nor will there be a market for the foreseeable future. A sales comparison approach was utilized to estimate the market value of the land, as vacant, after deducting market supported demolition costs.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable and revolver	$62,821	$61,052	$83,898	$81,703
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 5.05% and 4.33% per annum as of December 31, 2021 and 2020, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used a range from 3.38% to 6.87% and 2.63% to 6.21% as of December 31, 2021 and 2020, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
MB REIT is currently disregarded as a separate entity from the Company for U.S. federal income tax purposes and is a Qualified REIT Subsidiary ("QRS") of the Company. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for U.S. federal income tax purposes as those of the Company.
During the years ended December 31, 2021 and 2020, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income/loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or for the years ended December 31, 2021 and 2020. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 or in the consolidated balance sheets as of December 31, 2021 and 2020. As of December 31, 2021, the Company's, including its predecessors, 2020, 2019 and 2018 tax years remain subject to examination by U.S. and various state tax jurisdictions.
11. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance with guidance under FASB ASC Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
During the fourth fiscal quarter of 2021, the Company concluded that its properties no longer fit into four business segments, but rather two, multi-family and other. The Company continues to focus its efforts on maximizing the value of its portfolio by reinvesting proceeds from the sale of its legacy "non-core" assets, or "other" segment into its multi-family segment to generate more stable cash flows. Management believes this way of analyzing its portfolio is more useful to the Company and its shareholders.
The following table summarizes net operating income (loss) by segment for the years ended December 31, 2021 and 2020.

	For the year ended December 31, 2021			For the year ended December 31, 2020
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$27,692	$14,768	$12,924	$27,230	$14,232	$12,998
Other property income	937	856	81	1,712	755	957
Total revenues	28,629	15,624	13,005	28,942	14,987	13,955
Operating expenses	13,752	7,410	6,342	14,731	6,836	7,895
Net operating income	$14,877	$8,214	$6,663	$14,211	$8,151	$6,060
Non-allocated expenses (1)	(23,302)			(26,905)
Other income and expenses (2)	(3,221)			(4,243)
Provision for asset impairment (3)	(1,412)			(16,804)
Gain on sale of investment properties (4)	—			82
Net loss	$(13,058)			$(33,659)
Balance Sheet Data
Real estate assets, net (5)	$292,619	$176,462	$116,157	$296,736	$181,801	$114,935
Non-segmented assets (6)	28,394			59,324
Total assets	$321,013			$356,060
Capital expenditures	$1,176	$478	$698	$2,804	$752	$2,052
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Provision for asset impairment is related to one retail asset and one other asset.
(4)Gain on the sale of investment properties is related to one other asset.
(5)Real estate assets include intangible assets, net of amortization.
(6)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts receivable and deferred costs and other assets.
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
For the year ended December 31, 2021, the Company granted 13,237 of fully vested shares of common stock with an aggregate value of 3,770 based on a weighted average estimated fair value per share of $0.28. During the year ended December 31, 2020, the Company granted 6,694 of fully vested shares of common stock with an aggregate value of $2,410 based on an estimated fair value per share of $0.36.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2021
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. At December 31, 2021, 21,544 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2021 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	—	$—
Granted	13,237	0.28
Vested	(13,237)	—
Other		—
Balance at December 31, 2021	—	$—
The Company recognized stock-based compensation expense for the years ended December 31, 2021 and 2020 of $3,852 and $2,618, respectively, related to the Incentive Award Plan. For the years ended December 31, 2021 and 2020, the Company paid $1,727 and $1,147, respectively, related to tax withholding for share-based compensation.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a broker commission. The total cost commitment is estimated to be approximately $3.9 million. As of December 31, 2021, we estimate that remaining costs under this commitment are approximately $1.3 million.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.1 million. As of December 31, 2021, we estimate that remaining costs under this commitment are approximately $1.7 million.
14. Subsequent Events
On March 10, 2022, the State Street property was sold to a third-party buyer for a total purchase price of $9,000 and, in connection therewith, the mortgage that had encumbered the State Street property was repaid in full. After considering closing expenses and debt repayment costs, we received no proceeds in connection with the sale of the State Street property.
Effective as of February 1, 2022, we have agreed to an amendment of the operating agreement of the Corvue Venture that, among other things, reduces our interest in the Corvue Venture from approximately 85% to approximately 75%. We are currently evaluating the impact this amendment will have on our financial condition and results of operations in future periods.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-family
1620 Central Street Evanston, IL	$—	$3,075	$17,140	$—	$108	$3,075	$17,248	$20,323	$2,151	2018
Buerger Brothers Lofts Denver, CO	—	3,117	7,114	—	293	3,117	7,407	10,524	1,157	2017
Chamber Lofts Denver, CO	—	2,797	6,388	—	180	2,797	6,568	9,365	1,026	2017
Kenilworth Court Denver, CO	—	2,496	3,203	—	7	2,496	3,210	5,706	379	2018
Tennyson Denver, CO	—	1,533	17,410	—	3	1,533	17,413	18,946	1,607	2019
The Detroit and Detroit Terraces Denver, CO	11,449	3,370	15,006	—	33	3,370	15,039	18,409	1,614	2019
The Lafayette Denver, CO	—	2,457	7,067	—	198	2,457	7,265	9,722	937	2018
The Locale Allendale, MI	17,893	4,294	22,461	—	409	4,294	22,870	27,164	2,371	2019
The Muse Denver, CO	—	5,303	42,809	—	34	5,303	42,843	48,146	3,269	2019
The Sterling San Diego, CA	—	1,849	5,407	—	1	1,849	5,408	7,257	319	2020
The View San Diego, CA	—	7,272	8,862	—	573	7,272	9,435	16,707	977	2019
Other
Buckhorn Plaza Bloomsburg, PA	9,767	1,651	11,770	(35)	2,292	1,616	14,062	15,678	7,929	2006
Hudson Correctional Facility Hudson, CO	—	1,382	—	(1,382)	—	—	—	—	—	2009
Palazzo Del Lago Orlando, FL	—	8,938	—	—	19	8,938	19	8,957	8	2010
Sherman Plaza Evanston, IL	—	9,655	30,982	—	11,233	9,655	42,215	51,870	21,046	2006
State Street Market Rockford IL	8,736	3,950	14,184	(508)	(7,353)	3,442	6,831	10,273	681	2006
The Market at Hilliard Hilliard, OH	14,976	4,432	13,308	—	3,949	4,432	17,257	21,689	9,068	2005

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Trimble San Jose, CA	—	12,732	10,045	—	5,784	12,732	15,829	28,561	3,224	2013
Versacold USA - St. Paul St. Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	5,034	2007
Versacold USA - New Ulm New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	4,676	2007
Corporate	—	—	—	—	16	—	16	16	5	N/A
Totals	$62,821	$85,093	$252,608	$(1,925)	$17,779	$83,168	$270,387	$353,555	$67,478

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2021 for U.S. federal income tax purposes was approximately $454,832 (unaudited).
A.The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.
B.Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
C.Reconciliation of real estate owned:

	2021	2020
Balance at January 1	$360,498	$372,228
Acquisitions and capital improvements	2,885	8,357
Dispositions and write-offs	—	(1,596)
Asset impairments	(9,828)	(18,491)
Balance at December 31,	$353,555	$360,498
D.Reconciliation of accumulated depreciation:

	2021	2020
Balance at January 1	$65,501	$56,431
Depreciation expense	10,393	11,001
Dispositions and write-offs	—	(244)
Asset impairments	(8,416)	(1,687)
Balance at December 31,	$67,478	$65,501
E.Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment and site improvements	5-15 years

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2021. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2022 Annual Meeting of Stockholders Record Date
The Board established the close of business on April 1, 2022 as the record date for determining stockholders entitled to vote at our 2022 Annual Meeting of Stockholders, expected to be held on June 10, 2022.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 58, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core”

portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 39, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. On January 22, 2021, Mr. Lange was appointed to serve as Chief Operating Officer of the Company. As General Counsel, Mr. Lange is responsible for all legal functions at Highlands and as Chief Operating Officer, Mr. Lange is charged with overseeing its operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 46, has served as Senior Vice President and Controller of Highlands since July 8, 2019 and as the Company's Treasurer since September 15, 2020. Effective December 9, 2021, Ms. Karas was appointed to serve as the Company's Chief Accounting Officer. In this capacity, she will also serve as the Company’s principal accounting officer and principal financial officer. Ms. Karas previously served as Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company, from 2018 to 2019. Blackstone is one of the largest real estate private equity firms in the world. In this role, Ms. Karas was responsible for the budget and forecast of the industrial platform, financial integration of new acquisitions and the creation of operating tools and reports. Ms. Karas previously worked at IRC Retail Centers (formerly Inland Real Estate Corporation) from 2000 to 2018, most recently serving as Vice President and Controller and as a member of its Management Committee. In this role, she oversaw the corporate accounting function, with responsibilities over Securities and Exchange Commission reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with the Sarbanes-Oxley Act of 2002 and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer or Principal Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at Highlands REIT, Inc., Attn: Corporate Secretary, 1 South Dearborn Street, 20th Floor, Chicago, Illinois 60603.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2021.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	21,544
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	21,544
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
Omitted at registrant's option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2016)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
10.8#	Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)
10.9#	Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)
10.10#	Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)
10.11#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.12#	Amended and Restated Employment Agreement, dated November 7, 2018, by and between Highlands REIT, Inc. and Paul Melkus (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2018)
10.13#	Offer Letter, dated June 6, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)
10.14#	Change in Control and Severance Agreement, dated as of July 8, 2019, by and between Highlands REIT, Inc. and Kimberly A. Karas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019)
10.15#	Separation Agreement and General Release, dated November 4, 2020, by and between Highlands REIT, Inc. and Paul A. Melkus (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020)

EXHIBIT NO.	DESCRIPTION
16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 16, 2022
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2022
Richard Vance
/s/ Kimberly A. Karas	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2022
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 16, 2022
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 16, 2022
Jeffrey L. Shekell