Form 10-Q
period 2022-03-31
Highlands REIT, Inc.
filed 2022-05-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 12, 2022 there were 885,221,996 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Investment properties
Land	$79,726	$83,168
Building and other improvements	270,188	270,387
Construction in progress	26	6,542
Total	349,940	360,097
Less accumulated depreciation	(69,321)	(67,478)
Net investment properties	280,619	292,619
Cash and cash equivalents	18,149	18,321
Restricted cash and escrows	3,956	3,689
Accounts receivable (net of allowance of $154 and $153 as of March 31, 2022 and December 31, 2021, respectively)	3,220	2,739
Deferred costs and other assets, net	4,202	3,645
Total assets	$310,146	$321,013

Liabilities
Debt, net	$53,209	$62,130
Accounts payable and accrued expenses	8,909	9,526
Intangible liabilities, net	32	658
Other liabilities	1,962	2,162
Total liabilities	64,112	74,476

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 885,222 shares issued and outstanding as of March 31, 2022 and December 31, 2021	8,852	8,852
Additional paid-in capital	1,411,818	1,411,818
Accumulated distributions in excess of net income	(1,174,795)	(1,173,905)
Accumulated other comprehensive loss	125	(202)
Total Highlands REIT, Inc. stockholders’ equity	246,000	246,563
Non-controlling interests	34	(26)
Total equity	246,034	246,537
Total liabilities and equity	$310,146	$321,013

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$7,958	$6,758
Other property income	216	249
Total revenues	8,174	7,007

Expenses
Property operating expenses	2,260	2,183
Real estate taxes	1,106	1,557
Depreciation and amortization	2,638	2,667
General and administrative expenses	2,365	4,188
Total expenses	8,369	10,595
Loss on sale of investment properties, net	(6)	—
Loss from operations	(201)	(3,588)
Interest income	2	8
Interest expense	(689)	(1,108)
Net loss	(888)	(4,688)
Net (income) loss attributable to non-controlling interests	(2)	10
Net loss attributable to Highlands REIT, Inc. common stockholders	$(890)	$(4,678)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	885,222	880,209

Comprehensive loss
Net loss	$(888)	$(4,688)
Unrealized gain on derivatives	385	113
Total other comprehensive income	385	113
Comprehensive loss	(503)	(4,575)
Comprehensive income attributable to non-controlling interests	(60)	(7)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(563)	$(4,582)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Dollar amounts in thousands)
Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2021	877,759	$8,778	$1,409,767	$(1,160,859)	$(548)	$257,138	$(75)	$257,063
Net loss	—	—	—	(4,678)	—	(4,678)	(10)	(4,688)
Other comprehensive income	—	—	—	—	96	96	17	113
Share-based compensation	3,557	35	960	—	—	995	—	995
Balance at March 31, 2021	881,316	$8,813	$1,410,727	$(1,165,537)	$(452)	$253,551	$(68)	$253,483

Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net loss	—	—	—	(890)	—	(890)	2	(888)
Other comprehensive income	—	—	—	—	327	327	58	385
Balance at March 31,2022	885,222	$8,852	$1,411,818	$(1,174,795)	$125	$246,000	$34	$246,034
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(888)	$(4,688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,638	2,667
Amortization of below market leases	(17)	(21)
Amortization of debt discounts and financing costs	39	103
Straight-line rental income	(684)	36
Write-off of debt issuance costs	—	225
Loss on sale of investment properties, net	6	—
Non-cash stock-based compensation expense	—	1,879
Changes in assets and liabilities:
Accounts and rents receivable, net	203	(79)
Deferred costs and other assets, net	52	317
Accounts payable and accrued expenses	(617)	(1,928)
Other liabilities	183	49
Net cash flows provided by (used in) operating activities	$915	$(1,440)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(122)	(1,070)
Proceeds from sale of investment properties, net	8,938	—
Payment of leasing fees	(677)	(964)
Net cash flows provided by (used in) investing activities	$8,139	$(2,034)
Cash flows from financing activities:
Payoff of debt	(8,677)	(20,000)
Principal payments of mortgage debt	(282)	(270)
Payment for tax withholding for share-based compensation	—	(883)
Net cash flows used in financing activities	$(8,959)	$(21,153)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	95	(24,627)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,105	$29,010

Cash and cash equivalents	$18,149	$25,416
Restricted cash and escrows	3,956	3,594
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,105	$29,010

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flows information:
Cash paid for interest	$696	$849
Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$414	$625

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2021, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 16, 2022, as certain note disclosures contained in such audited consolidated financial statements have been condensed or omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
Each of our assets is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2022, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of March 31, 2022 and December 31, 2021, the Company owned 19 and 20 investment properties, respectively, and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The impact of the COVID-19 pandemic was not as material during the three months ended March 31, 2022 and 2021, as compared to prior periods. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.

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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
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
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2022, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Variable Interest Entities
As of March 31, 2022 and December 31, 2021, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2022 is $25,356 and $18,341, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2021 is $25,396 and $18,521, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Reclassifications
The Company has made certain reclassifications to the consolidated statements of cash flows as of March 31, 2021, to conform to the 2022 presentation.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
Other recently issued accounting standards or pronouncements not discussed above have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
The following table reflects the investment property dispositions during the three months ended March 31, 2022. The Company recognized a net loss on sale of investment properties of $6.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
There were no investment property dispositions during the three months ended March 31, 2021.
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued real estate taxes	$5,489	$6,593
Accrued compensation	1,979	1,140
Accrued interest payable	170	215
Other accrued expenses	1,271	1,578
Total accounts payable and accrued expenses	$8,909	$9,526
5. Leases
Leasing as a lessor
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to sixteen years as of March 31, 2022 and December 31, 2021.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Lease income related to fixed lease payments	$6,755	$5,695
Lease income related to variable lease payments (1)	1,203	1,063
Other	216	249
Total revenues	$8,174	$7,007
(1)    Variable lease payments are comprised of tenant recovery income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
Future Minimum Rental Income
As of March 31, 2022, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2022 (remaining)	$5,507
2023	9,058
2024	8,968
2025	8,215
2026	7,943
Thereafter	50,966
Total	$90,657
6. Debt
Total debt outstanding as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Debt, gross	$53,862	$62,821
Mortgage discount	(246)	(257)
Deferred financing costs, net	(407)	(434)
Total Debt, Net	$53,209	$62,130
As of March 31, 2022, the Company’s outstanding mortgage indebtedness included four mortgage loans with various maturities through August 2027, as follows:

Debt maturing during the year ended December 31,	As of March 31, 2022	Weighted average interest rate
2022 (remaining)	$—	—%
2023	17,794	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,619	4.56%
Thereafter	11,449	3.99%
Total	$53,862	4.01%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the fixed swap rate.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2022 and December 31, 2021, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
The loan documents governing the mortgage that encumbered State Street Market included a “cash trap” provision that was triggered when DICK'S Sporting Goods, which was an anchor tenant at the property, failed to renew its lease agreement. The lender exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from State Street Market which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease or repayment of the loan. The Company sold the State Street Market asset

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
on March 10, 2022 and the mortgage was simultaneously repaid. The funds previously trapped and held by the lender, along with all required lender escrows, totaling $2.0 million, were returned to the Company subsequent to the end of the first quarter of 2022. This amount is included in restricted cash and escrows on our consolidated balance sheets as of March 31, 2022.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of March 31, 2022 and December 31, 2021, the Company was in compliance with such covenants.
Termination of Credit Agreement
On January 21, 2021, the Company repaid $5,000 of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness related to the Revolving Credit Loan, consisting of approximately $15,000 of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full.
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
The Company obtained a mortgage loan in the principal amount of $18,750 in connection with the acquisition of The Locale in 2019. Because that loan is indexed to LIBOR the Company is monitoring and evaluating the related risks that have arisen in connection with transitioning to an alternative rate, including any resulting value transfer that may occur. The value of derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2022 and December 31, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument was $385 and $113 for the three months ended March 31, 2022 and 2021, respectively.
Amounts reported in accumulated other comprehensive gain related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $45 will be reclassified as a decrease to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$148	$—	$148

	December 31, 2021
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Other liabilities”	$—	$238	$—	$238
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2022 and 2021, events and circumstances indicated that certain investment properties might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$53,862	$50,836	$62,821	$61,052
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 5.89% and 5.05% per annum as of March 31, 2022 and December 31, 2021, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 4.65% to 7.14% and 3.38% to 6.87% as of March 31, 2022 and December 31, 2021, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
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
During the three months ended March 31, 2022 and 2021, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
9. Segment Reporting
GAAP has established guidance for reporting information about a company’s operating segments. The Company monitors and reviews its segment reporting structure in accordance with guidance under ASC Topic 280, Segment Reporting (“ASC 280”) to determine whether any changes have occurred that would impact its reportable segments. The Company currently has two business segments, consisting of multi-family and other.
The following table summarizes net operating income by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$7,958	$3,920	$4,038	$6,758	$3,576	$3,182
Other property income	216	203	13	249	188	61
Total revenues	8,174	4,123	4,051	7,007	3,764	3,243
Operating expenses	3,366	1,883	1,483	3,740	1,911	1,829
Net operating income	$4,808	$2,240	$2,568	$3,267	$1,853	$1,414
Non-allocated expenses (1)	(5,003)			(6,855)
Loss on sale of investment properties, net	(6)			—
Other income and expenses (2)	(687)			(1,100)
Net (income) loss attributable to non-controlling interests	(2)			10
Net loss attributable to Highlands REIT, Inc. common stockholders	$(890)			$(4,678)

Balance Sheet Data
Real estate assets, net	$280,619	$175,104	$105,515	$295,180	$180,679	$114,501
Non-segmented assets (3)	29,527			35,345
Total assets	$310,146			$330,525
Capital expenditures	$122	$102	$20	$1,070	$353	$717
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable and deferred costs and other assets.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2022
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
During the three months ended March 31, 2022, the Company did not grant shares of common stock. During the three months ended March 31, 2021, the Company granted 6,518 of fully vested shares of common stock with an aggregate value of $1,825 based on an estimated net asset value per share of $0.28.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of March 31, 2022, 21,544 shares were available for future issuance under the Incentive Award Plan.
For the three months ended March 31, 2022, the Company incurred no compensation expense and had no required payment for tax withholding for share-based compensation. For the three months ended March 31, 2021, the Company recognized stock-based compensation expense in the amount of $1,879 related to the Incentive Award Plan. For the three months ended March 31, 2021, the Company paid $883 related to tax withholding for share-based compensation.
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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to InvenTrust's or MB REIT (Florida), Inc.'s, a subsidiary of the Company, failure to maintain its qualification as a REIT for any taxable year ending on or before December 31, 2016.
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3,900. As of March 31, 2022, we estimate that remaining costs under this commitment are approximately $1,300. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.

In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total commitment is estimated to be approximately $9,100. As of March 31, 2022, we estimate that remaining costs under this commitment are approximately $1,000. The tenant was responsible for rent pursuant to this lease beginning January 1, 2022, however, the tenant has 12 months of rent abatement before any amounts are payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc., as well as all of Highlands' wholly-owned and consolidated subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q, and the historical consolidated financial statements, and related notes included elsewhere in our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I - Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements” in our Annual Report on Form 10-K.
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the novel coronavirus disease 2019 (“COVID-19”) pandemic; the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our investment properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, including the ongoing hostilities between Russia and Ukraine and its worldwide economic impact; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. It is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity, duration and any resurgences of the pandemic domestically and internationally, the rise of variants of the virus, the efficacy and public acceptance of COVID-19 vaccines, the effectiveness and duration of federal, state and local governments’ efforts to contain the spread of COVID-19, and the effect of the COVID-19 pandemic in the markets where we own and operate investment properties, including the effect on our tenants' operations and ability to pay rent.
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
This portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. A number of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of the COVID-19 pandemic on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options to implement a liquidity option during 2022. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, the effects and duration of the COVID-19 pandemic and future resurgences, the timing and nature of recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, government policy changes and competitive factors.
As of March 31, 2022, our portfolio of assets consisted of twelve multi-family assets, three retail assets, one office asset, two industrial assets, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three months ended March 31, 2022 and 2021.
Basis of Presentation
The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the "Company"). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2021 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Impact of COVID-19
The impact of the COVID-19 pandemic was not as material during the three months ended March 31, 2022 and 2021, as compared to prior periods. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.

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
Acquisition and Disposition Activity
There were no asset acquisitions during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, consistent with our strategy of disposing of legacy “non-core” assets, we sold the following investment property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
During the three months ended March 31, 2021, there were no asset dispositions.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
Key performance indicators are as follows:

	As of March 31,
	2022	2021
Economic occupancy (1)	77.7%	72.9%
Rent per square foot (2)	$15.06	$14.50
(1)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by the tenant of the area being leased. Actual use may be less than economic square footage.
(2)Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments.
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2022 and 2021.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2022	2021	Increase (Decrease)
Net loss	$(888)	$(4,688)	$(3,800)	(81.1)%
Net loss decreased $3.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to an increase in total revenues and lower compensation expenses, real estate taxes and interest expense. Details of these changes are provided below.
The following table presents the changes in our revenues for the three months ended March 31, 2022 and 2021.

	(in thousands)
	For the three months ended March 31,
	2022	2021	Increase (Decrease)
Income:
Rental income	$7,958	$6,758	$1,200	17.8%
Other property income	216	249	(33)	(13.3)%
Total revenues	$8,174	$7,007	$1,167	16.7%
Total revenues increased $1.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to commencement of straight-line rental income on the Veeco Instruments, Inc. lease at Trimble and on rental income from the Northwestern Medical lease at Sherman Plaza. Additionally, rental income increased due to increased occupancy and rental rates at our multi-family assets.

The following table presents the changes in our expenses for the three months ended March 31, 2022 and 2021.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2022	2021	Increase (Decrease)
Expenses:
Property operating expenses	$2,260	$2,183	$77	3.5%
Real estate taxes	1,106	1,557	(451)	(29.0)%
Depreciation and amortization	2,638	2,667	(29)	(1.1)%
General and administrative expenses	2,365	4,188	(1,823)	(43.5)%
Total expenses	$8,369	$10,595	$(2,226)	(21.0)%
Property operating expenses remained consistent for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Real estate taxes decreased $0.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to adjustments to the real estate tax estimate as a result of the sale of State Street Market and a lower estimate of taxes to be owed on our correctional facility.
Depreciation and amortization remained consistent for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
General and administrative expense decreased $1.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to reduced compensation expense. During the three months ended March 31, 2021, compensation expense included an employee stock grant and no such grant occurred during the three months ended March 31, 2022, resulting in reduced compensation expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The following table presents the changes in our other income and expenses for the three months ended March 31, 2022 and 2021.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2022	2021	Increase (Decrease)
Other income and (expenses):
Interest income	$2	$8	$(6)	(75.0)%
Loss on sale of investment properties, net	(6)	—	(6)	—%
Interest expense	(689)	(1,108)	(419)	(37.8)%
Interest income remained consistent during the three months ended March 31, 2022, as compared to the same period in 2021.
During the three months ended March 31, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market. There were no sales of investment properties during the the three months ended March 31, 2021.
Interest expense decreased $0.4 million during the three months ended March 31, 2022, as compared to the same period in 2021, due to the termination of the Credit Agreement during March 2021.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of March 31, 2022, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2022	3	58,130	$1,338	6.3%	12.2%	$23.02
2023	4	29,298	294	3.2%	2.7%	10.03
2024	4	29,348	538	3.2%	4.9%	18.32
2025	15	81,461	1,205	8.9%	11.0%	14.80
2026	3	10,441	328	1.1%	3.0%	31.38
2027	5	502,032	2,449	54.6%	22.4%	4.88
2028	7	50,095	896	5.5%	8.2%	17.89
2029	2	26,542	308	2.9%	2.8%	11.60
2030	1	2,790	75	0.3%	0.7%	27.00
2031	—	—	—	—%	—%	—
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	2	126,113	3,457	13.7%	31.7%	27.41
Grand Total	47	919,125	$10,930	100.0%	100.0%	$11.89
The following table represents new and renewed leases that commenced during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	1	96,780	$25.56	16.00	1	29,333	$33.50	15.00
Renewals	2	8,608	28.25	3.32	—	—	—	—
Total	3	105,388	$25.78	14.96	1	29,333	$33.50	15.00
Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the collectability of accounts receivable, allocating the purchase price of acquired investment properties, and evaluating the impairment real estate assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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
Impairment of Real Estate
The Company assesses the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
The use of projected future cash flows and related holding periods is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets.
Liquidity and Capital Resources
As of March 31, 2022, we had $18.1 million of cash and cash equivalents, and $4.0 million of restricted cash and escrows.
Sources:
•cash flows from our investment properties;
•proceeds from sales of investment properties; and
•proceeds from debt.
Uses:
•to pay the operating expenses of our investment properties;
•to pay our general and administrative expenses;
•to pay for acquisitions;
•to pay for capital commitments;
•to pay for short-term obligations;
•to service or pay-down our debt; and
•to fund capital expenditures and leasing related costs.
Certain of our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Fitness International at Sherman Plaza expiring in April 2022 and Office Max at Market at Hilliard expiring in March 2023.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of March 31, 2022, we estimate that remaining costs under this commitment are approximately $1.3 million. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.
In September 2020, the Company entered into a Separation Agreement and General Release (the "Agreement") with its former Chief Financial Officer, Paul Melkus. The Agreement included a severance package which includes a payment in the amount of $1 million to be paid on or before May 31, 2022, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.1 million. As of March 31, 2022, we estimate that remaining costs under this commitment are approximately $1.0 million. The tenant was responsible for rent pursuant to this lease beginning January 1, 2022, however, the tenant has 12 months of rent abatement before any amounts are payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.

The loan documents governing the mortgage that encumbered State Street Market included a “cash trap” provision that was triggered when DICK'S Sporting Goods, which was an anchor tenant at the property, failed to renew its lease agreement. The lender exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from State Street Market which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease or repayment of the loan. The Company sold the State Street Market asset on March 10, 2022 and the mortgage was simultaneously repaid. The funds previously trapped and held by the lender, along with all required lender escrows, totaling $2.0 million, were returned to the Company subsequent to the end of the first quarter. See also Note 7 (Debt) in the accompanying consolidated financial statements for additional discussion.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of March 31, 2022 and December 31, 2021 was $53.9 million and $62.8 million, respectively, with a weighted average interest rate of 4.01% and 4.18% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2022 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2022	Weighted average interest rate
2022 (remaining)	$—	—%
2023	17,794	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,619	4.56%
Thereafter	11,449	3.99%
Total	$53,862	4.01%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale asset. The weighted average interest rate reflected is the strike rate.
As of March 31, 2022 and December 31, 2021, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

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
The Company obtained a mortgage loan in the principal amount of $18.8 million in connection with the acquisition of The Locale in 2019. Because that loan is indexed to LIBOR, the Company is monitoring and evaluating certain risks that have arisen in connection with transitioning to an alternative rate, including any resulting value transfer that may occur. The value of derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
On January 21, 2021, the Company repaid $5.0 million of the outstanding principal balance of the Revolving Credit Loan and on March 29, 2021, repaid in full all of the remaining outstanding indebtedness related to the Revolving Credit Loan consisting of approximately $15.0 million of principal plus accrued and unpaid interest thereon. The Credit Agreement and related security interests, and all commitments thereunder, were terminated in conjunction with such payment in full.
Summary of Cash Flows
Comparison of the three months ended March 31, 2022 and 2021

	(in thousands)
	Three Months Ended March 31,
	2022	2021
Net cash flows provided by (used in) operating activities	$915	$(1,440)
Net cash flows provided by (used in) investing activities	8,139	(2,034)
Net cash flows used in financing activities	(8,959)	(21,153)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	95	(24,627)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,105	$29,010

Cash provided by operating activities was $0.9 million for the three months ended March 31, 2022. Cash provided by operating activities increased $2.4 million compared to the same period in 2021, primarily due to increased revenues from tenants and decreased real estate taxes and total compensation costs as a result of a change in timing of annual employee stock grants.
Cash provided by investing activities was $8.1 million for the three months ended March 31, 2022, compared to cash used in investing activities of $2.0 million for the three months ended March 31, 2021. Cash provided by investing activities increased $10.2 million compared to the same period in 2021 as a result of proceeds in the amount of $8.9 million from the sale of State Street Market and a decrease in cash used for capital expenditures and to pay leasing commissions.
Cash used in financing activities was $9.0 million for the three months ended March 31, 2022, compared to $21.2 million for the three months ended March 31, 2021. Cash used in financing activities for the three months ended March 31, 2022 included principal payments on mortgage debt in the amount of $0.3 million. Cash used in financing activities for the three months ended March 31, 2021 was primarily related to payoff of the credit facility in the amount of $20.0 million, principal payments on mortgage debt in the amount of $0.3 million and payment of tax withholding for share-based compensation in the amount of $0.9 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the three months ended March 31, 2022 and 2021, no cash distributions were paid by the Company.
Funds from Operations and Adjusted Funds From Operations
The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP financial measure known as Funds From Operations, or FFO. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of investment properties, plus depreciation and amortization and impairment charges on depreciable property. We have adopted the NAREIT definition in our calculation of FFO as management considers FFO a widely accepted and appropriate measure of performance for REITs. FFO is not equivalent to our net income or loss as determined under GAAP.
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
In calculating FFO and AFFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable investment property. Further, because gains and losses from sales of investment property are excluded from FFO and AFFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of investment property, also be excluded.
We believe that FFO and AFFO are useful measures of our investment properties’ operating performance because they exclude noncash items from GAAP net income. Neither FFO nor AFFO is intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO and AFFO.

The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Highlands REIT, Inc. common stockholders	$(890)	$(4,678)
Depreciation and amortization (1)	2,599	2,629
Loss on sale of investment properties	6	—
Funds From Operations and Adjusted Funds From Operations	$1,715	$(2,049)
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2022, our debt included a variable-rate mortgage loan of $17.8 million, which has been swapped to a fixed rate.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Our interest rate swaps are indexed to USD-LIBOR. However, the interest rate swap agreement has provisions that allow for a transition to a new alternative rate, and we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our consolidated financial statements.
As of March 31, 2022, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.1 million as of March 31, 2022 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date
/s/ Richard Vance	May 12, 2022
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 12, 2022
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)