Form 10-Q
period 2022-09-30
Highlands REIT, Inc.
filed 2022-11-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2022 there were 885,566,824 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Investment properties
Land	$79,726	$83,168
Building and other improvements	270,471	270,387
Construction in progress	13	6,542
Total	350,210	360,097
Less accumulated depreciation	(74,374)	(67,478)
Net investment properties	275,836	292,619
Cash and cash equivalents	30,680	18,321
Restricted cash and escrows	1,793	3,689
Accounts receivable (net of allowance of $192 and $153 as of September 30, 2022 and December 31, 2021, respectively)	4,927	2,739
Deferred costs and other assets, net	4,808	3,645
Total assets	$318,044	$321,013

Liabilities
Debt, net	$61,891	$62,130
Accounts payable and accrued expenses	10,796	9,526
Intangible liabilities, net	27	658
Other liabilities	2,091	2,162
Total liabilities	74,805	74,476

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 885,567 and 885,222 shares issued and outstanding as of September 30, 2022 and December 31, 2021	8,856	8,852
Additional paid-in capital	1,411,914	1,411,818
Accumulated distributions in excess of net income	(1,177,981)	(1,173,905)
Accumulated other comprehensive income (loss)	375	(202)
Total Highlands REIT, Inc. stockholders’ equity	243,164	246,563
Non-controlling interests	75	(26)
Total equity	243,239	246,537
Total liabilities and equity	$318,044	$321,013

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$7,321	$6,842	$22,626	$20,498
Other property income	283	280	727	738
Total revenues	7,604	7,122	23,353	21,236

Expenses
Property operating expenses	2,229	2,017	6,573	6,112
Real estate taxes	1,400	1,513	3,836	4,639
Depreciation and amortization	2,596	2,640	7,829	7,967
General and administrative expenses	2,325	1,996	7,259	8,481
Total expenses	8,550	8,166	25,497	27,199
Loss on sale of investment properties, net	—	—	(6)	—
Loss from operations	(946)	(1,044)	(2,150)	(5,963)
Interest income	46	3	55	27
Interest expense	(705)	(715)	(1,982)	(2,537)
Net loss	(1,605)	(1,756)	(4,077)	(8,473)
Net loss attributable to non-controlling interests	3	7	1	17
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,602)	$(1,749)	$(4,076)	$(8,456)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	885,567	881,673	885,365	881,136

Comprehensive loss
Net loss	$(1,605)	$(1,756)	$(4,077)	$(8,473)
Unrealized gain on derivatives	112	56	679	230
Total other comprehensive income	112	56	679	230
Comprehensive loss	(1,493)	(1,700)	(3,398)	(8,243)
Comprehensive income attributable to non-controlling interests	(14)	(2)	(101)	(18)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,507)	$(1,702)	$(3,499)	$(8,261)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2021	877,759	$8,778	$1,409,767	$(1,160,859)	$(548)	$257,138	$(75)	$257,063
Net loss	—	—	—	(4,678)	—	(4,678)	(10)	(4,688)
Other comprehensive income	—	—	—	—	96	96	17	113
Share-based compensation	3,557	35	960	—	—	995	—	995
Balance at March 31, 2021	881,316	$8,813	$1,410,727	$(1,165,537)	$(452)	$253,551	$(68)	$253,483
Net loss	—	—	—	(2,029)	—	(2,029)	—	(2,029)
Other comprehensive income	—	—	—	—	52	52	9	61
Share-based compensation	357	4	97	—	—	101	—	101
Balance at June 30, 2021	881,673	$8,817	$1,410,824	$(1,167,566)	$(400)	$251,675	$(59)	$251,616
Net loss	—	—	—	(1,749)	—	(1,749)	(7)	$(1,756)
Other comprehensive income	—	—	—	—	47	47	9	$56
Share-based compensation	—	—	—	—	—	—	—	$—
Balance at September 30, 2021	881,673	$8,817	$1,410,824	$(1,169,315)	$(353)	$249,973	$(57)	$249,916

Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net income (loss)	—	—	—	(890)	—	(890)	2	(888)
Other comprehensive income	—	—	—	—	327	327	58	385
Balance at March 31,2022	885,222	$8,852	$1,411,818	$(1,174,795)	$125	$246,000	$34	$246,034
Net loss	—	—	—	(1,584)	—	(1,584)	—	(1,584)
Other comprehensive income	—	—	—	—	155	155	27	182
Share-based compensation	345	4	96	—	—	100	—	100
Balance at June 30, 2022	885,567	$8,856	$1,411,914	$(1,176,379)	$280	$244,671	$61	$244,732
Net loss	—	—	—	(1,602)	—	(1,602)	(3)	(1,605)
Other comprehensive income	—	—	—	—	95	95	17	112
Share-based compensation	—	—	—	—	—	—	—	—
Balance at September 30, 2022	885,567	$8,856	$1,411,914	$(1,177,981)	$375	$243,164	$75	$243,239
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,077)	$(8,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,829	7,967
Amortization of below market leases	(22)	(64)
Amortization of debt discounts and financing costs	118	182
Straight-line rental income	(2,140)	(328)
Write-off of debt issuance costs	—	225
Loss on sale of investment properties, net	6	—
Non-cash stock-based compensation expense	100	1,979
Changes in assets and liabilities:
Accounts and rents receivable, net	(48)	(27)
Deferred costs and other assets, net	(660)	(60)
Accounts payable and accrued expenses	1,270	(1,568)
Other liabilities	607	28
Net cash flows provided by (used in) operating activities	$2,983	$(139)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(392)	(7,227)
Proceeds from sale of investment properties, net	8,938	—
Payment of leasing fees	(709)	(964)
Net cash flows provided by (used in) investing activities	$7,837	$(8,191)
Cash flows from financing activities:
Payment of debt issuance costs	(222)	—
Payoff of debt	(8,677)	—
Proceeds from debt	9,265	—
Payoff of term loan related to credit agreement	—	(20,000)
Principal payments of debt	(723)	(802)
Payment for tax withholding for share-based compensation	—	(883)
Net cash flows used in financing activities	$(357)	$(21,685)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	10,463	(30,015)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of period	$32,473	$23,622

Cash and cash equivalents	$30,680	$20,131
Restricted cash and escrows	1,793	3,491
Cash and cash equivalents and restricted cash and escrows, at end of period	$32,473	$23,622

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,874	$2,206

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$414	$428

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
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
Each of our assets is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2022, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of September 30, 2022 and December 31, 2021, the Company owned 19 and 20 investment properties, respectively, and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The impact of the COVID-19 pandemic was not as material during the three and nine months ended September 30, 2022 and 2021, as compared to prior periods, due to the reduced impact of government mandated business closures and the related improvement of our tenants' financial performance. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.

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
September 30, 2022
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
Variable Interest Entities
As of September 30, 2022 and December 31, 2021, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2022 is $25,295 and $18,143, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2021 is $25,396 and $18,521, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Reclassifications
The Company has made certain reclassifications to the consolidated statements of cash flows as of September 30, 2021, to conform to the 2022 presentation.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
3. Disposed Investment Properties
The following table reflects the investment property dispositions during the nine months ended September 30, 2022. The Company recognized a net loss on sale of investment properties of $6.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
There were no investment property dispositions during the nine months ended September 30, 2021.
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued real estate taxes	$6,629	$6,593
Accrued compensation	2,511	1,140
Accrued interest payable	205	215
Other accrued expenses	1,451	1,578
Total accounts payable and accrued expenses	$10,796	$9,526
5. Leases
Leasing as a lessor
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of September 30, 2022.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income related to fixed lease payments	$6,248	$5,908	$19,260	$17,440
Lease income related to variable lease payments (1)	1,073	934	3,366	3,058
Other	283	280	727	738
Total revenues	$7,604	$7,122	$23,353	$21,236
(1)    Variable lease payments are comprised of tenant recovery income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
Future Minimum Rental Income
As of September 30, 2022, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2022 (remaining)	$1,879
2023	9,263
2024	9,158
2025	8,409
2026	8,139
Thereafter	52,207
Total	$89,055
6. Debt
Total debt outstanding as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Debt, gross	$62,687	$62,821
Mortgage discount	(224)	(257)
Deferred financing costs, net	(572)	(434)
Total Debt, Net	$61,891	$62,130
As of September 30, 2022, the Company’s outstanding mortgage indebtedness included six mortgage loans with various maturities through July 2032, as follows:

Debt maturing during the year ended December 31,	As of September 30, 2022	Weighted average interest rate
2022 (remaining)	$—	—%
2023	17,594	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,379	4.56%
Thereafter	20,714	4.33%
Total	$62,687	4.12%
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
The Company's mortgage on The Locale matures September 1, 2023. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that, at the time of extension, the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2022

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
and December 31, 2021, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of September 30, 2022 and December 31, 2021, the Company was in compliance with such covenants.
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
September 30, 2022
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2022 and December 31, 2021, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument were $112 and $679 for the three and nine months ended September 30, 2022, respectively, and $56 and $230 for the three and nine months ended September 30, 2021, respectively.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
Amounts reported in accumulated other comprehensive gain related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $442 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$441	$—	$441

	December 31, 2021
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Other liabilities”	$—	$238	$—	$238
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2022 and 2021, events and circumstances indicated that certain investment properties might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$62,687	$57,749	$62,821	$61,052
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 7.15% and 5.05% per annum as of September 30, 2022 and December 31, 2021, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.52%

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
to 8.81% and 3.38% to 6.87% as of September 30, 2022 and December 31, 2021, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2022 and 2021, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
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
The following table summarizes net operating income by segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$7,321	$3,918	$3,403	$6,842	$3,669	$3,173
Other property income	283	283	—	280	280	—
Total revenues	7,604	4,201	3,403	7,122	3,949	3,173
Property operating and real estate tax expenses	3,629	1,996	1,633	3,530	1,921	1,609
Net operating income	$3,975	$2,205	$1,770	$3,592	$2,028	$1,564
Non-allocated expenses (1)	(4,921)			(4,636)
Other income and expenses (2)	(659)			(712)
Net loss attributable to non-controlling interests	3			7
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,602)			$(1,749)
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$22,626	$11,743	$10,883	$20,498	$10,907	$9,591
Other property income	727	713	14	738	677	61
Total income	23,353	12,456	10,897	21,236	11,584	9,652
Property operating and real estate tax expenses	10,409	5,761	4,648	10,751	5,575	5,176
Net operating income	$12,944	$6,695	$6,249	$10,485	$6,009	$4,476
Non-allocated expenses (1)	(15,088)			(16,448)
Loss on sale of investment properties, net	(6)			—
Other income and expenses (2)	(1,927)			(2,510)
Net (income) loss attributable to non-controlling interests	1			17
Net loss attributable to Highlands REIT, Inc. common stockholders	$(4,076)			$(8,456)

Balance Sheet Data
Real estate assets, net	$275,836	$172,353	$103,483	$296,113	$177,883	$118,230
Non-segmented assets (3)	42,208			30,571
Total assets	$318,044			$326,684
Capital expenditures	$392	$285	$107	$7,227	$473	$6,754
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
During the nine months ended September 30, 2022, the Company granted 345 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.29. During the nine months ended September 30, 2021, the Company granted 6,875 of fully vested shares of common stock with an aggregate value of $1,925 based on an estimated net asset value per share of $0.28.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of September 30, 2022, 21,199 shares were available for future issuance under the Incentive Award Plan.
For the nine months ended September 30, 2022, the Company incurred $100 compensation expense and had no required payment for tax withholding for share-based compensation. No tax withholding was required because the shares were granted to our non-employee directors. For the nine months ended September 30, 2021, the Company recognized share-based

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2022
compensation expense in the amount of $1,979 related to the Incentive Award Plan. For the nine months ended September 30, 2021, the Company paid $883 related to tax withholding for share-based compensation.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3,900. As of September 30, 2022, we estimate that remaining costs under this commitment are approximately $1,300. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.

In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total commitment is estimated to be approximately $9,100. As of September 30, 2022, we estimate that remaining costs under this commitment are approximately $1,000. The tenant was responsible for rent pursuant to this lease beginning January 1, 2022, however, the tenant has 12 months of rent abatement before any amounts are payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.
12. Subsequent Events
In November 2022, the Company executed a lease with XP Power, LLC. for approximately 80,000 square feet at our Trimble office asset. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance and broker commission. The total cost commitment is estimated to be approximately $12.4 million.

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
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of rising interest rates, high inflation, unstable financial markets, tightening capital markets and general economic conditions on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options during 2022 and 2023 with the goal of implementing a liquidity option during 2023. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance, government policy changes, competitive factors and the effects of any future resurgences of the COVID-19 pandemic.
As of September 30, 2022, our portfolio of assets consisted of twelve multi-family assets, three retail assets, one office asset, two industrial assets, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.
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
Impact of COVID-19
The impact of the COVID-19 pandemic was not as material during the three and nine months ended September 30, 2022 and 2021, as compared to prior periods, due to the reduced impact of government mandated business closures and the related improvement of our tenants' financial performance. The primary impact of the pandemic was and continues to be related to our tenants' ability to make rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments pursuant to our contractual rights under our lease agreements.

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
Acquisition and Disposition Activity
There were no asset acquisitions during the nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022, consistent with our strategy of disposing of legacy “non-core” assets, we sold the following investment property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
During the nine months ended September 30, 2021, there were no asset dispositions.
Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021
Key performance indicators are as follows:

	As of September 30,
	2022	2021
Economic occupancy (1)	75.2%	72.9%
Rent per square foot (2)	$15.02	$15.80
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Net loss	$(1,605)	$(1,756)	$(151)	(8.6)%	$(4,077)	$(8,473)	$(4,396)	(51.9)%
Net loss decreased $0.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to an increase in total revenues, partially offset by an increase in general and administrative expenses.
Net loss decreased $4.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to an increase in total revenues and decreases in real estate tax, general and administrative and interest expenses.
Details of these changes are provided below.

The following table presents the changes in our revenues for the three and nine months ended September 30, 2022 and 2021.

	(in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Income:
Rental income	$7,321	$6,842	$479	7.0%	$22,626	$20,498	$2,128	10.4%
Other property income	283	280	3	1.1%	727	738	(11)	(1.5)%
Total revenues	$7,604	$7,122	$482	6.8%	$23,353	$21,236	$2,117	10.0%
Total revenues increased $0.5 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to commencement of straight-line rental income on the Veeco Instruments, Inc. lease at Trimble and on rental income from the Northwestern Medical lease at Sherman Plaza. Additionally, rental income increased due to increased occupancy and rental rates at our multi-family assets. Partially offsetting this increase in rental income is the sale of State Street Market in March 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022.
Total revenues increased $2.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to the same factors described above.
The following table presents the changes in our expenses for the three and nine months ended September 30, 2022 and 2021.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Expenses:
Property operating expenses	$2,229	$2,017	$212	10.5%	$6,573	$6,112	$461	7.5%
Real estate taxes	1,400	1,513	(113)	(7.5)%	3,836	4,639	(803)	(17.3)%
Depreciation and amortization	2,596	2,640	(44)	(1.7)%	7,829	7,967	(138)	(1.7)%
General and administrative expenses	2,325	1,996	329	16.5%	7,259	8,481	(1,222)	(14.4)%
Total expenses	$8,550	$8,166	$384	4.7%	$25,497	$27,199	$(1,702)	(6.3)%
Property operating expenses increased $0.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to increased repair and maintenance costs.
Property operating expenses increased $0.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to increased repair and maintenance costs, utilities, insurance premiums on our properties and bad debt expense on our multi-family portfolio.
Real estate taxes decreased $0.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to a lower estimate of taxes to be owed on our correctional facility.
Real estate taxes decreased $0.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due primarily to adjustments to the real estate tax estimate as a result of the sale of State Street Market and a lower estimate of taxes to be owed on our correctional facility.
Depreciation and amortization remained consistent for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and was slightly impacted by the sale of State Street Market.
Depreciation and amortization also remained consistent for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, with the same impact from the sale of State Street Market and partially offset by additional depreciation and amortization on new capital assets.

General and administrative expense increased $0.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increased salaries as a result of annual increases, legal expenses, corporate travel and increased costs for the Company's annual meeting.
General and administrative expense decreased $1.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to reduced share-based compensation expense. During the nine months ended September 30, 2021, share-based compensation expense included an employee stock grant and no such grant occurred during the nine months ended September 30, 2022, resulting in reduced share-based compensation expense.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2022 and 2021.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Other income and (expenses):
Interest income	$46	$3	$43	1,433.3%	$55	$27	$28	103.7%
Loss on sale of investment properties, net	—	—	—	—%	(6)	—	(6)	—%
Interest expense	(705)	(715)	(10)	(1.4)%	(1,982)	(2,537)	(555)	(21.9)%
Interest income increased $0.04 million and $0.03 million during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due to higher cash balance maintained.
During the nine months ended September 30, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market. There were no sales of investment properties during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2021.
Interest expense decreased $0.01 million during the three months ended September 30, 2022, as compared to the same period in 2021, due to the sale of State Street Market in March 2022. This decrease was partially offset by interest expense on the new multi-family asset mortgages entered into on June 30, 2022.
Interest expense decreased $0.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to the sale of State Street Market in March 2022 and the termination of the Credit Agreement during March 2021. This decrease was partially offset by interest expense on the new multi-family asset mortgages entered into on June 30, 2022.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of September 30, 2022, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2022	2	4,808	$124	0.5%	1.2%	$25.84
2023	6	37,942	397	4.3%	3.9%	10.47
2024	4	29,348	540	3.3%	5.4%	18.39
2025	15	81,461	1,207	9.2%	12.0%	14.82
2026	3	10,441	329	1.2%	3.3%	31.52
2027	5	502,032	2,471	56.9%	24.5%	4.92
2028	7	50,095	947	5.7%	9.4%	18.89
2029	2	26,542	308	3.0%	3.1%	11.60
2030	1	2,790	75	0.3%	0.7%	27.00
2031	—	—	—	—%	—%	—
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	4	134,913	3,632	15.3%	36.1%	26.92
Grand Total	50	883,247	$10,072	100.0%	100.0%	$11.40
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	1	96,780	$25.56	16.0	1	29,333	$33.50	15.0
Renewals	3	11,504	29.87	3.3	3	22,699	10.16	2.5
Total	4	108,284	$26.02	14.7	4	52,032	$23.32	9.5
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
Liquidity and Capital Resources
As of September 30, 2022, we had $30.7 million of cash and cash equivalents, and $1.8 million of restricted cash and escrows.
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

Material Cash Requirements
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease requires a significant amount of landlord work, a tenant allowance and a broker commission. The total commitment is estimated to be approximately $3.9 million. As of September 30, 2022, we estimate that remaining costs under this commitment are approximately $1.3 million. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease requires a significant tenant allowance and broker commission. The total cost commitment is estimated to be approximately $9.1 million. As of September 30, 2022, we estimate that remaining costs under this commitment are approximately $1.0 million. The tenant was responsible for rent pursuant to this lease beginning January 1, 2022, however, the tenant has 12 months of rent abatement before any amounts are payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of September 30, 2022 and December 31, 2021 was $62.7 million and $62.8 million, respectively, with a weighted average interest rate of 4.12% and 4.18% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2022 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2022	Weighted average interest rate
2022 (remaining)	$—	—%
2023	17,594	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,379	4.56%
Thereafter	20,714	4.33%
Total	$62,687	4.12%
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
The Company's mortgage on The Locale matures September 1, 2023. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that, at the time of extension, the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.
As of September 30, 2022 and December 31, 2021, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Summary of Cash Flows
Comparison of the nine months ended September 30, 2022 and 2021

	(in thousands)
	Nine Months Ended September 30,
	2022	2021
Net cash flows provided by (used in) operating activities	$2,983	$(139)
Net cash flows provided by (used in) investing activities	7,837	(8,191)
Net cash flows used in financing activities	(357)	(21,685)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	10,463	(30,015)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of period	$32,473	$23,622

Cash provided by operating activities was $3.0 million for the nine months ended September 30, 2022. Cash provided by operating activities increased $3.1 million compared to the same period in 2021, primarily due to increased revenues from tenants and decreased real estate taxes and total compensation costs as a result of a change in timing of annual employee stock grants.
Cash provided by investing activities was $7.8 million for the nine months ended September 30, 2022, compared to cash used in investing activities of $8.2 million for the nine months ended September 30, 2021. Cash provided by investing activities increased $16.0 million compared to the same period in 2021 as a result of proceeds in the amount of $8.9 million from the sale of State Street Market and a decrease in cash used for capital expenditures and to pay leasing commissions.
Cash used in financing activities was $0.4 million for the nine months ended September 30, 2022, compared to $21.7 million for the nine months ended September 30, 2021. Cash used in financing activities for the nine months ended September 30, 2022 included repayment of the State Street mortgage in conjunction with the property sale, in the amount of $8.7 million, principal payments on mortgage debt, in the amount of $0.7 million, and payment of debt issues costs of $0.2 million related to the two new mortgage loans closed during the second quarter. Partially offsetting this cash used in financing activities was the receipt of $9.3 million of mortgage debt proceeds. Cash used in financing activities for the nine months ended September 30, 2021 was primarily related to payoff of the credit facility in the amount of $20.0 million, principal payments on mortgage debt in the amount of $0.8 million and payment of tax withholding for share-based compensation in the amount of $0.9 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less at the date of purchase to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the nine months ended September 30, 2022 and 2021, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO and AFFO to net income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,602)		$(1,749)	$(4,076)	$(8,456)
Depreciation and amortization (1)	2,557		2,601	7,712	7,852
Loss on sale of investment properties	—		—	6	—
Funds From Operations and Adjusted Funds From Operations	$955	955000	$852	$3,642	$(604)

Funds From Operations and Adjusted Funds From Operations, per weighted average common shares, basic and diluted	$—		$—	$—	$—
Weighted average number of common shares outstanding, basic and diluted	$885,567		$881,673	$885,365	$881,136
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2022, our debt included a variable-rate mortgage loan of $17.6 million, which has been swapped to a fixed rate.
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
As of September 30, 2022, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.4 million as of September 30, 2022 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date
/s/ Richard Vance	November 10, 2022
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 10, 2022
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)