Form 10-K
period 2022-12-31
Highlands REIT, Inc.
filed 2023-03-15
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55580

HIGHLANDS REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-0862795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 South Dearborn Street, 20th Floor Chicago, Illinois, 60603
(Address of Principal Executive Offices)
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
☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) was approximately $256.8 million, based on the estimated per share value of $0.29 as established by the registrant on December 15, 2021.

As of March 14, 2023 there were 888,242,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders expected to be held on June 8, 2023.

i

Part I
Disclosure Regarding Forward-Looking Statements.
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc. as well as all of Highlands' wholly-owned and consolidated subsidiaries.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the COVID-19 pandemic; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our investment properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our investment properties at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; estimates relating to our ability to make distributions to our stockholders in the future; and the risks, uncertainties and factors set forth in this Annual Report on Form 10-K.
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
Overview and Business Strategy
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
Our inherited portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single-tenant or build-to-suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of rising interest rates, high inflation, unstable financial markets, tightening capital markets and general economic conditions on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options with the goal of implementing a liquidity option during 2023. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance, government policy changes, competitive factors and the effects of any future resurgences of the COVID-19 pandemic.
As of December 31, 2022, our portfolio consisted of twelve multi-family assets, three retail assets, one office asset, two industrial assets, one correctional facility, and one parcel of unimproved land, which are all located in the United States. We currently have two business segments, consisting of multi-family assets and other assets (see Note 10 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets.
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
Financing Strategy
Certain of our existing assets are currently encumbered by debt, and debt financing may be used from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management's Discussion and Analysis - Borrowings,” and Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
As of December 31, 2022 and 2021, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Human Capital Management
As of December 31, 2022, we had eight full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.

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
Insurance
We have insurance coverage for our investment properties which includes the type of coverage and limits we believe to be appropriate for each investment property and our business operations. Such coverage typically includes commercial general liability and property insurance which, includes property damage and loss of rental income resulting from such perils as fire, windstorm, flood and extended coverage. Our management believes our insurance coverage contains policy terms and conditions and insured limits that are customary for similar properties and operations.
Principal Executive Offices
Our principal executive offices are located at 1 South Dearborn Street, 20th Floor, Chicago, Illinois, 60603, and our telephone number is (312) 583-7990. We maintain a website at www.highlandsreit.com.
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
•Many of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
•Economic and market conditions could negatively impact our business, results of operations and financial condition.
•The uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, could adversely affect our and our tenants' financial condition and operations..
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our investment properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the investment properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.
These laws typically allow liens to be placed on the affected investment property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.
Any newly acquired or developed multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” Our investment properties may not comply in all material respects with all present requirements under the ADA and applicable state laws. When acquiring investment properties, we may not succeed in placing the burden on the seller to ensure compliance with the ADA. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to you.
Increased competition and increased affordability of residential housing could limit our ability to retain tenants, lease multi-family properties or increase or maintain rents.
The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family communities, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family housing at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our investment property. Overbuilding of multi-family communities may also occur. Any increase in the amount of multi-family housing available in a given market may decrease occupancy and multi-family rental rates for our investment properties. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates for our investment properties. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner-occupied single- and multi-family housing available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner-occupied single- and multi-family housing available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family housing and increase or maintain rental rates.
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
We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our assets are special-use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these investment properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or other improvements or provide additional services to our tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

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
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions, may adversely affect one or more of our tenants. For example, business failures and downsizing can affect the tenants of our office and industrial assets. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one asset or space at more than one asset. As a result, the financial failure of one tenant could increase vacancy at more than one asset or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of lease income attributable to the terminated or expired leases, any of which could make our assets difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.
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

Many of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
Certain of our investment properties are located in weak markets or submarkets. These markets may be experiencing economic slowdowns, little or no job growth, and/or high numbers of vacancies. Also, with respect to our retail assets, a shift toward increased e-commerce sales could adversely impact the demand for our retail assets if retail tenants reduce the number of their brick-and-mortar locations. The weakness of an asset’s market or submarket may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties, which could have a material adverse effect on our financial condition, cash flows or results of operations.
Economic and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges, including economic conditions resulting from the COVID-19 pandemic, experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets. Global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. These conditions may materially affect our tenants, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
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
We are subject to risks associated with public health crises, including pandemics and epidemics.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases. The COVID-19 pandemic has caused, and another pandemic in the future, or a resurgence of the COVID-19 pandemic, could cause, disruptions to regional and global economies and significant volatility and negative pressure in the financial markets. A local, regional, national or international outbreak of a contagious disease could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows because, among other factors, such outbreak could decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our investment properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected.

The extent to which the COVID-19 pandemic, or other future health crises, may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, Unites States and foreign government actions to respond to the outbreak, and how quickly and to what extent normal operation conditions can resume.
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
Ownership of real estate is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate assets. Access to the capital that we need to lease, maintain and renovate existing assets is critical to the success of our business. We may not be able to fund tenant improvements, pay leasing commissions or fund capital improvements at our existing assets solely from cash provided from our operating activities. As a result, our ability to fund tenant improvements, pay leasing commissions or fund capital improvements through retained earnings may be restricted. Consequently, we may have to rely upon the availability of debt, net proceeds from the dispositions of our assets or equity capital to fund tenant improvements, pay leasing commissions or fund capital improvements. Our ability to obtain debt on favorable terms or at all may be further limited by the fact that certain investment properties previously owned by the Company were foreclosed upon. The inability to access capital could impair our ability to compete effectively and harm our business.
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
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During the year ended December 31, 2022, we were not required to make any impairment adjustments. During the year ended December 31, 2021, we determined that impairment with respect to our State Street asset had occurred, resulting in a reduction in net carrying value of that asset of $1.4 million. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

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
The costs of compliance with laws and regulations relating to our investment properties may adversely affect our business, financial condition or results of operations.
Various laws, ordinances, and regulations affect our investment properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our investment properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.
Any newly acquired or developed multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” Our investment properties may not comply in all material respects with all present requirements under the ADA and applicable state laws. When acquiring investment properties, we may not succeed in placing the burden on the seller to ensure compliance with the ADA. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to you.
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
We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruptions present risks and could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and may continue to increase in frequency in the future. Our reliance on computer systems to manage our business is extensive, and our business is at risk from and may be impacted by cybersecurity attacks, security breaches and failure to maintain critical information technology systems and effective internal controls. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants and private data exposure. Our financial results and reputation may be negatively impacted by such an incident.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. While we and our business partners have implemented measures to help mitigate these threats, these measures cannot guarantee that we will be successful in preventing a cyber incident.
Moreover, our information technology networks and related systems are essential to our ability to perform day-to-day operations of our business, and a cyber incident could result in a data center outage, disrupting our systems and operations or the operations of our business partners, compromise the confidential information of our employees or tenants, and damage our business relationships and reputation. Although we have implemented various measures to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Further, although we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to, for instance, payroll, electronic communications and certain finance functions. The security measures employed by such third party service providers may prove to be ineffective at preventing breaches of their systems.
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
While most of the mortgages on our investment properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of these investment properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those assets on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. The Company may provide customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans.
Our special-purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our assets are held in special-purpose property-owning subsidiaries. In the future, such special-purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our investment properties, fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.
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
Our failure to comply with these covenants, as well as our inability to make required payments could result in the acceleration of the debt and, in the case of secured debt, the lenders taking possession of the investment property or properties securing such debt. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to us.
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
As of December 31, 2022, certain of our assets are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
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
Volatility in the financial markets and challenging economic conditions, could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
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
We may require debt financing from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs.  There are a number of distressed assets in our portfolio that are in danger of becoming subject to foreclosure proceedings.  Lenders may consider the fact that such distressed assets exist within our portfolio when determining whether to advance credit to us in the future, even though each asset is owned by a separate subsidiary.  Additionally, due to our reduced size in comparison to InvenTrust, it may be difficult to refinance our existing debt on favorable terms.  If we are unable to obtain debt financing on favorable terms, or at all, or if the ability to obtain financing is restricted by the terms of our credit facility or other indebtedness we may incur, our business, financial condition and results of operations may be adversely affected.
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
On December 15, 2022, we announced an estimated value of our common stock equal to $0.28 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2022. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share.

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
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including:
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Investment Properties
As of December 31, 2022, the Company owned 19 investment properties and one parcel of unimproved land.

General
The following is a list of the assets in the Highlands portfolio as of December 31, 2022.

Investment Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (1)	Annualized Base Rent (2) (in thousands)	Annualized Base Rent per Leased Square Foot (3)	Significant Tenants (4)
1620 Central Street	Evanston, IL	Multi-Family	Multi-Family	51,808	97.6%	1,560	30.85	N/A
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	74.3%	576	19.40	N/A
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	94.1%	821	22.22	N/A
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	90.7%	415	27.53	N/A
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	95.1%	1,014	30.24	N/A
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	100.0%	1,315	31.62	N/A
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	87.1%	569	25.54	N/A
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	98.8%	4,068	17.10	N/A
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	92.7%	2,855	29.74	N/A
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	100.0%	541	46.97	N/A
The View	San Diego, CA	Multi-Family	Multi-Family	37,745	100.0%	1,254	33.23	N/A
Buckhorn Plaza	Bloomsburg, PA	Other	Retail	86,835	93.9%	1,265	15.51	Marshalls; Dollar Tree
Hudson Correctional Facility	Hudson, CO	Other	Correctional Facility	301,029	—%	—	—	N/A
Palazzo Land	Orlando, FL	Other	Unimproved Land	—	—%	—	—	N/A
Shops at Sherman Plaza (5)	Evanston, IL	Other	Retail	151,752	55.1%	2,284	27.33	Northwestern Medical; Target
Market at Hilliard	Hilliard, OH	Other	Retail	115,283	100.0%	1,757	15.24	Aldi; Michaels; Office Max; Old Navy
Trimble	San Jose, CA	Other	Multi-Tenant Office	176,905	54.7%	—	—	Veeco Instruments, Inc.
Versacold USA - St. Paul	St. Paul, MN	Other	Industrial	219,664	100.0%	1,244	5.66	Versacold USA, Inc.
Versacold USA - New Ulm	New Ulm, MN	Other	Industrial	269,985	100.0%	917	3.40	Versacold USA, Inc.
Total				1,965,252	75.3%	22,455	$15.18
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

Significant Assets
The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2022	1,965,252	75.3%	$15.18
December 31, 2021	2,158,909	72.5%	$15.98
December 31, 2020	2,160,524	72.8%	$14.54
For the year ended December 31, 2022, The Muse, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse and Sherman Plaza each accounted for 10% or more of our total assets. For the year ended December 31, 2021, The Muse, The Locale and Sherman Plaza each accounted for 10% or more of our total revenues and The Muse and Sherman Plaza each accounted for 10% or more of our total assets.
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for The Muse, The Locale, Sherman Plaza and Trimble as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
The Muse
December 31, 2022	103,628	92.7%	$29.74
December 31, 2021	103,628	94.7%	$28.52
December 31, 2020	103,628	91.2%	$28.12

The Locale
December 31, 2022	240,824	98.8%	$17.10
December 31, 2021	240,824	97.5%	$16.83
December 31, 2020	239,379	93.2%	$16.97

Sherman Plaza
December 31, 2022	151,752	55.1%	$27.33
December 31, 2021	151,752	89.1%	$31.86
December 31, 2020	151,752	69.7%	$22.36

Trimble
December 31, 2022	176,905	54.7%	$—
December 31, 2021	176,905	—%	$—
December 31, 2020	176,905	—%	$—
For Sherman Plaza, significant tenants, based on occupying 10% or more of our gross leasable area, were Northwestern Medical and Target, at December 31, 2022. The significant decrease in economic occupancy and average base rent per square foot during the year ended December 31, 2022 is the result of the lease with Fitness International expiring in April 2022 and the tenant vacating the premise. The significant increase in economic occupancy and average annual base rent per square foot during the year ended December 31, 2021 is attributable to the Northwestern Medical lease, which was signed in April 2020, with the tenant taking possession and opening for business in 2021.
For Trimble, the Company executed a lease with Veeco Instruments, Inc. in February 2021, to be effective as of January 1, 2022. Pursuant to the lease, the tenant was entitled to 12 months of base rent abatement, therefore, the base rent per square foot for 2022 was zero.

Lease Expirations
The following table sets forth lease expirations for all of our assets, excluding multi-family leases, as of December 31, 2022, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2023	4	29,298	$294	3.3%	2.9%	$10.03
2024	5	32,956	643	3.8%	6.4%	19.51
2025	16	82,661	1,234	9.5%	12.4%	14.93
2026	3	10,441	329	1.2%	3.3%	31.52
2027	5	502,032	2,473	57.4%	24.8%	4.93
2028	7	50,095	946	5.7%	9.5%	18.89
2029	2	26,542	308	3.0%	3.1%	11.60
2030	1	2,790	75	0.3%	0.8%	27.00
2031	—	—	—	—%	—%	—
2032	2	8,800	176	1.0%	1.8%	19.98
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	2	126,113	3,456	14.5%	34.6%	27.41
	48	874,603	$9,976	100.0%	100.0%	$11.41
Mortgage Financing
The table below sets forth all mortgages or other liens or encumbrances against any of our assets as of December 31, 2022. As of such date, none of this mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

Investment Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
The Locale	$17,492	Variable Interest, Swapped to Fixed	3.28%	If prior to 9/1/2023 must be in full, with penalty	9/1/2023
Buckhorn Plaza	$9,566	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Market at Hilliard	$14,687	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
The Detroit and Detroit Terraces	$11,401	Interest-Only until 10/1/2022	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
Kenilworth Court	$3,784	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Lafayette	$5,481	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
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

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On December 15, 2022, we announced an estimated value of our common stock as of December 15, 2022 equal to $0.28 per share on a fully diluted basis.
Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2022. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 15, 2022, reflects values as of December 15, 2022. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities, and also included certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event, further described below. The fair value estimate of our real estate assets is equal to the sum of its individual real estate values.

Generally, Real Globe estimated the value of the Company’s wholly owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2032, and applying a market-supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and the Company’s correctional facility asset, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments.

The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that the Company’s strategy involves a future potential liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining its new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by the Company or at all. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, including the impact of rising interest rates, high inflation, unstable financial markets, tightening capital markets and general economic conditions on our business, efforts to implement a liquidity option have been disrupted and we cannot predict when circumstances will improve. We may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance, government policy changes, competitive factors and the effects of any future resurgences of the COVID-19 pandemic. As a result, the actual fees and expenses incurred by the Company in connection with the execution of its strategy could differ materially from the amount provided to Real Globe.
Real Globe determined NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles (“GAAP”) set forth in FASB’s Topic ASC 820. Other than the deduction of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event, the net asset valuation performed by Real Globe complies with the Investment Program Association Practice Guideline 2013-01 “Valuation of Publicly Registered Non-Listed REITS”, dated April 29, 2013.
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 15,

2022. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.28 - $0.34 per share on a fully diluted basis after deducting the $0.04 of certain estimated corporate level transaction costs that were provided to Real Globe by the Company. The mid-point in the final range was $0.31 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
On December 15, 2022, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 15, 2022 equal to $0.28 per share on a fully diluted basis. At a full meeting of our Board held on December 15, 2022, the Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company's common stock that Real Globe provided in its report.
The following table shows a sensitivity range for estimated share price and terminal capitalization and discount rates:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.32	$0.35	$0.38
Terminal Capitalization Rate	6.93%	6.43%	5.93%
Discount Rate	7.67%	7.17%	6.67%
In order to estimate the final range of value, Real Globe deducted the $0.04 of certain estimated corporate-level transaction costs that were provided by the Company from the range of value above. The following chart presents the resulting final range of values, net of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event.

Final Range of Value
Share Price
Low	$0.28
Midpoint	$0.31
High	$0.34
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
•the certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event reflected in our estimated value will be incurred at the level estimated by the Company; or
•the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The estimated value per share was approved by our Board on December 15, 2022 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within approximately one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 14, 2023, we had 166,248 stockholders of record.
Distributions
During the years ended December 31, 2022 and 2021, Highlands did not make any cash distributions.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part I-Item 1A. Risk Factors,” “Part I-Item 1. Business,” “Part I-Item 2. Investment Properties” and the historical consolidated financial statements, and accompanying notes, which appear elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and assumptions that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, factors discussed in “Part I-Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements.”
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

Our inherited portfolio of “non-core” assets, which were acquired by InvenTrust between 2005 and 2008, included assets that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our assets are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate, including the effects of the COVID-19 pandemic. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.

Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” assets to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family assets, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” assets in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of rising interest rates, high inflation, unstable financial markets, tightening capital markets and general economic conditions on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options during 2023 with the goal of implementing a liquidity option during 2023. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance, government policy changes, competitive factors and the effects of any future resurgences of the COVID-19 pandemic.
As of December 31, 2022, our portfolio of assets consisted of twelve multi-family assets, three retail assets, one office asset, two industrial assets, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family assets and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of property sectors, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our consolidated financial statements for the years ended December 31, 2022 and 2021.

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
Impact of COVID-19 Pandemic
The impact of the COVID-19 pandemic was not material during the years ended December 31, 2022 and 2021.
Further discussion of the potential risks facing our business from pandemics and epidemics is provided under “Part I - Item 1A. Risk Factors.”
Acquisition and Disposition Activity
There were no asset acquisitions during the years ended December 31, 2022 and December 31, 2021.

During the year ended December 31, 2022, consistent with our strategy of disposing of legacy “non-core” assets we sold the following asset:

			(in thousands)
Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, IL	March 10, 2022	$9,000	$8,938	$(6)
During the year ended December 31, 2021, there were no asset dispositions.
Results of Operations
Comparison of the years ended December 31, 2022 and 2021
Key performance indicators are as follows:

	As of December 31,
	2022	2021
Economic occupancy (1)	75.3%	72.5%
Rent per square foot (2)	$15.18	$15.98
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the years ended December 31, 2022 and 2021.

	(in thousands)
	For the Year ended December 31,
	2022	2021	Increase/(Decrease)
Net loss	$(7,650)	$(13,058)	$5,408	41.4%
Net loss during the year ended December 31, 2022 was $7.7 million compared to $13.1 million during the year ended December 31, 2021. Factors contributing to the change in net loss include increased revenues, lower total compensation expense, depreciation and amortization expense, interest expense and provision for asset impairment.
Details of these changes are provided below.
The following table presents the changes in our revenues for the years ended December 31, 2022 and 2021.

	(in thousands)
	For the Year ended December 31,
	2022	2021	Increase/(Decrease)
Revenues:
Lease income	$30,436	$27,692	$2,744	9.9%
Other property income	920	937	(17)	(1.8)%
Total revenues	$31,356	$28,629	$2,727	9.5%
Total revenues increased $2.7 million during the year ended December 31, 2022 compared to the same period in 2021 due to commencement of straight-line rental income on the Veeco Instruments, Inc. lease at Trimble and on rental income from the Northwestern Medical lease at Sherman Plaza. Additionally, rental income increased due to increased occupancy and rental rates at our multi-family assets. Partially offsetting the increase in rental income is the sale of State Street Market in March 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022.

The following table presents the changes in our expenses for the years ended December 31, 2022 and 2021.

	(in thousands)
	For the Year ended December 31,
	2022	2021	Increase/(Decrease)
Expenses:
Property operating expenses	$8,794	$8,195	$599	7.3%
Real estate taxes	5,597	5,557	40	0.7%
Depreciation and amortization	10,413	10,586	(173)	(1.6)%
General and administrative expenses	11,656	12,716	(1,060)	(8.3)%
Provision for asset impairment	—	1,412	(1,412)	(100.0)%
Total expenses	$36,460	$38,466	$(2,006)	(5.2)%
Property operating expenses increased $0.6 million in the year ended December 31, 2022 compared to the same period in 2021 primarily as a result of increased repair and maintenance costs, utilities, insurance premiums on our investment properties and bad debt expense on our multi-family portfolio.
Real estate taxes remained relatively flat for the year ended December 31, 2022 compared to the same period in 2021.
Depreciation and amortization decreased $0.2 million for the year ended December 31, 2022 compared to the same period in 2021 primarily as a result of the sale of State Street Market in March 2022 and partially offset by additional depreciation and amortization on new capital assets.
General and administrative expenses decreased $1.1 million for the year ended December 31, 2022, primarily due to reduced total compensation expense. During the year ended December 31, 2021, the Company adjusted the timing for employee stock grants and therefore there were two grants during the year, compared to a single employee stock grant during the year ended December 31, 2022. Partially offsetting this decrease in total compensation is an increase in salary and bonus expense due to annual increases.
Provision for asset impairment was $1.4 million for the year ended December 31, 2021, due to adjusting the fair market value of one retail asset as a result of entering into a contract to sell the asset at a price below its current book value. During the year ended December 31, 2022, no asset impairments were required.
The following table presents the changes in our other income and expenses for the years ended December 31, 2022 and 2021.

	(in thousands)
	For the Year ended December 31,
	2022	2021	Increase/(Decrease)
Other income and (expenses):
Interest income	$140	$30	$110	366.7%
Interest expense	(2,680)	(3,251)	(571)	(17.6)%
Loss on sale of investment properties	(6)	—	(6)	—%
Interest income increased $0.1 million during the year ended December 31, 2022 compared to the same period in 2021 due to higher cash balances maintained.
Interest expense decreased $0.6 million to $2.7 million for the year ended December 31, 2022 compared to the same period in 2021 due to the sale of State Street Market in March 2022 and the termination of the Credit Agreement during March 2021. This decrease was partially offset by interest expense on the new multi-family asset mortgages entered into in June 2022.
During the year ended December 31, 2022, the loss on sale of investment properties of $0.01 million, was attributed to the sale of State Street Market. There were no investment property dispositions during the year ended December 31, 2021.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of December 31, 2022, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2023	4	29,298	$294	3.3%	2.9%	$10.03
2024	5	32,956	643	3.8%	6.4%	19.51
2025	16	82,661	1,234	9.5%	12.4%	14.93
2026	3	10,441	329	1.2%	3.3%	31.52
2027	5	502,032	2,473	57.4%	24.8%	4.93
2028	7	50,095	946	5.7%	9.5%	18.89
2029	2	26,542	308	3.0%	3.1%	11.60
2030	1	2,790	75	0.3%	0.8%	27.00
2031	—	—	—	—%	—%	—
2032	2	8,800	176	1.0%	1.8%	19.98
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	2	126,113	3,456	14.5%	34.6%	27.41
	48	874,603	$9,976	100.0%	100.0%	$11.41
The following table represents new and renewed leases that commenced (not including multi-family leases) in the year ended December 31, 2022 and 2021.

	For the year ended December 31, 2022				For the year ended December 31, 2021
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	3	105,580	$25.09	15.52	2	30,113	$33.71	14.77
Renewals	4	12,704	$29.12	3.28	3	22,699	$10.16	2.51
Total	7	118,284	$25.52	14.21	5	52,812	$23.59	9.50
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
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases. The values of above-

and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive loss over the remaining lease term.
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
Liquidity and Capital Resources
As of December 31, 2022, we had $26.0 million of cash and cash equivalents, and $1.9 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Office Max at Market at Hilliard expiring in March 2023 and Old Navy at Market at Hilliard expiring in August 2024.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a leasing commission. The total commitment was estimated to be approximately $3.9 million. As of December 31, 2022, we estimate that remaining costs to be paid under this commitment are approximately $1.3 million. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease required a significant tenant allowance and leasing commission. The total cost commitment was estimated to be approximately $9.1 million. As of December 31, 2022, we estimate that remaining costs to be paid under this commitment are approximately $1.0 million. While the lease went into effect on January 1, 2022, pursuant to its terms, the tenant was entitled to 12 months of base rent abatement prior to any amounts being payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at our Trimble office asset. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance and leasing commission. The total cost commitment is estimated to be approximately $12.3 million. As of December 31, 2022, we estimate remaining costs under this commitment are approximately $11.3 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of December 31, 2022 and 2021 was $62.4 million and $62.8 million, respectively, with a weighted average interest rate of 4.12% and 4.18% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2022 (dollar amounts are stated in thousands).

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2022	Weighted average interest rate
2023	$17,492	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,253	4.56%
2027	11,401	3.99%
Thereafter	9,265	4.74%
Total	$62,411	4.12%
(1)See Note 8 in the accompanying consolidated financial statements for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the strike rate.
The Company obtained two loans on June 30, 2022 which were secured by mortgages on Kenilworth Court and The Lafayette. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3.8 million and the loan secured by a mortgage on The Lafayette has a principal amount of $5.5 million. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payments for the duration of their entire 10-year term.
The Company's mortgage on The Locale matures September 1, 2023. The principal balance of this mortgage was $17.5 million at December 31, 2022. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that, at the time of extension, the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.

As of December 31, 2022 and 2021, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
LIBOR Reform
Following announcements by the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR’s publication, publication of most LIBOR settings ceased after December 31, 2021. Publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish SOFR in April 2018.
The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
As of December 31, 2022, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28%. The derivative instrument had an original notional amount of $18.8 million and is indexed to one-month USD-LIBOR. In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR that has been selected by the lender as the alternate rate for this mortgage and interest rate swap. The amendment did not have a material impact to the Company's consolidated financial statements.
Capital Expenditures and Reserve Funds
During the year ended December 31, 2022, we made total capital expenditures of $2.6 million and during the year ended December 31, 2021, capital expenditures totaled $7.7 million.
Summary of Cash Flows
Comparison of the years ended December 31, 2022 and 2021:

	(in thousands)
	For the Year ended December 31,
	2022	2021
Net cash flows provided by operating activities	$2,493	$217
Net cash flows provided by (used in) investing activities	4,665	(9,040)
Net cash flows used in financing activities	(1,250)	(22,804)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	5,908	(31,627)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of year	$27,918	$22,010

Cash provided by operating activities was $2.5 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash from operations was primarily due to increased revenues from tenants and decreased total compensation costs as a result of a change in timing of annual employee stock grants that caused there to be two grants in 2021 and only a single grant in 2022.
Cash provided by investing activities was $4.7 million for the year ended December 31, 2022, compared to cash used in financing activities of $9.0 million for the year ended December 31, 2021. Cash provided by investing activities increased $13.7 million compared to the same period in 2021 as a result of proceeds in the amount of $8.9 million from the sale of State Street Market and a decrease in cash used for capital expenditures. Partially offsetting this increase in cash provided by investing activities was an increase in cash used to pay leasing commissions during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Cash used in financing activities was $1.3 million for the year ended December 31, 2022, compared to $22.8 million for the year ended December 31, 2021. Cash used in financing activities for the year ended December 31, 2022 included repayment of the State Street mortgage in conjunction with the sale, in the amount of $8.7 million, principal payments on mortgage debt in the amount of $1.0 million, the payment of debt issue costs of $0.2 million related to the two new mortgage loans closed during the second quarter of 2022 and payment of tax withholding for share-based compensation in the amount of $0.6 million. Partially offsetting this cash used in financing activities was the receipt of $9.3 million of mortgage debt proceeds. Cash used in financing activities for the year ended December 31, 2021 was primarily related to payoff of the credit facility $20.0 million, principal payments on mortgage debt in the amount of $1.1 million and payment of tax withholding for share-based compensation in the amount of $1.7 million.
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

The following table presents our calculation of FFO and AFFO (in thousands):

	Year Ended December 31,
	2022	2021
Net loss attributable to Highlands REIT, Inc. common stockholders	$(7,662)	$(13,046)
Depreciation and amortization related to investment properties (1)	10,256	10,432
Impairment of investment properties	—	1,412
Loss on sale of investment properties, net	6	—
Funds From Operations and Adjusted Funds From Operations	$2,600	$(1,202)
(1)The depreciation and amortization add-back excludes the portion of expense attributable to the non-controlling interest.
Use and Limitations of Non-GAAP Financial Measures
FFO and AFFO do not represent cash generated from operating activities under GAAP and should not be considered as an alternative to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use FFO and AFFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of this non-GAAP measure has certain limitations as an analytical tool. This non-GAAP financial measure is not a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. This measurement does not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. This non-GAAP financial measure may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, investment property acquisitions and other commitments and uncertainties. This non-GAAP financial measure, as presented, may not be comparable to non-GAAP financial measures as calculated by other real estate companies.

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
Distributions
For the years ended December 31, 2022 and 2021, no cash distributions were paid by Highlands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2022, our debt included a variable rate mortgage loan of $17.5 million, which has been swapped to a fixed rate.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including our interest rate swap agreement that is indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of June 2023, but may be discontinued or otherwise become unavailable thereafter.
Our interest rate swap is indexed to USD-LIBOR. However, our interest rate swap agreement has provisions that allow for a transition to a new alternative rate, and we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our consolidated financial statements.
As of December 31, 2022, we had one derivative financial instrument designated as a cash flow hedge, with an original notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.4 million as of December 31, 2022 and is included in other liabilities in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	44
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021	46
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021	47
Consolidated Statements of Equity for the years ended December 31, 2022 and 2021	48
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	49
Notes to Consolidated Financial Statements	51
Real Estate and Accumulated Depreciation (Schedule III)	65
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Highlands REIT, Inc.

Opinion on the consolidated financial statements
We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Net investment properties
At December 31, 2022, the Company’s Net investment properties total $275.6 million. As described in Note 2 and Note 8 to the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be fully recoverable, such as a decline in occupancy, changes in events or intent, uncertainties related to debt maturities, reduction in expected holding period, or a significant decline in market value.
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

Our audit procedures related to the evaluation of impairment of investment properties included the following, among others. We obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential impairments of Net investment properties. We evaluated the appropriateness of management’s qualitative impairment indicator analysis, including triggering factors such as decline in occupancy, changes in events or intent, uncertainties related to debt maturities, reduction in expected holding period, or a significant decline in market value on a property-by-property basis. Additionally, we evaluated the completeness of the population of properties for which triggering events were identified. We examined the Company’s undiscounted cash flow analyses utilized to assess cost recoverability. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the probability of outcomes, reasonableness of projections including leasing revenue and operating costs, estimated holding periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions by comparing them to a combination of observable market data and historical performance of the identified properties. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

Chicago, Illinois
March 15, 2023

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Investment properties
Land	$79,726	$83,168
Building and other improvements	272,232	270,387
Construction in progress	484	6,542
Total	352,442	360,097
Less accumulated depreciation	(76,888)	(67,478)
Net investment properties	275,554	292,619
Cash and cash equivalents	26,025	18,321
Restricted cash and escrows	1,893	3,689
Accounts receivable (net of allowance of $104 and $153 as of December 31, 2022 and 2021, respectively)	6,265	2,739
Deferred costs and other assets, net	5,377	3,645
Total assets	$315,114	$321,013
Liabilities
Debt, net	$61,658	$62,130
Accounts payable and accrued expenses	11,084	9,526
Other liabilities	2,015	2,820
Total liabilities	74,757	74,476

Commitments and contingencies (See note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 888,243 and 885,222 shares issued and outstanding as of December 31, 2022 and 2021, respectively	8,882	8,852
Additional paid-in capital	1,412,637	1,411,818
Accumulated distributions in excess of net income	(1,181,567)	(1,173,905)
Accumulated other comprehensive income (loss)	326	(202)
Total Highlands REIT, Inc. stockholders’ equity	240,278	246,563
Non-controlling interests	79	(26)
Total equity	240,357	246,537
Total liabilities and equity	$315,114	$321,013

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues
Lease income	$30,436	$27,692
Other property income	920	937
Total revenues	31,356	28,629
Expenses
Property operating expenses	8,794	8,195
Real estate taxes	5,597	5,557
Depreciation and amortization	10,413	10,586
General and administrative expenses	11,656	12,716
Provision for asset impairment	—	1,412
Total expenses	36,460	38,466
Loss on sale of investment properties	(6)	—
Loss from operations	(5,110)	(9,837)
Interest income	140	30
Interest expense	(2,680)	(3,251)
Net loss	(7,650)	(13,058)
Net (income) loss attributable to non-controlling interests	(12)	12
Net loss attributable to Highlands REIT, Inc. common stockholders	$(7,662)	$(13,046)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	885,540	881,388

Comprehensive loss
Net loss	$(7,650)	$(13,058)
Unrealized gain on derivatives	621	407
Total other comprehensive income	621	407
Comprehensive loss	(7,029)	(12,651)
Comprehensive income attributable to non-controlling interests	(105)	(49)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(7,134)	$(12,700)

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands)
For the years ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Company Stockholders' Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2021	877,759	$8,778	$1,409,767	$(1,160,859)	$(548)	$257,138	$(75)	$257,063
Net income (loss)	—	—	—	(13,046)	—	(13,046)	(12)	(13,058)
Other comprehensive income	—	—	—	—	346	346	61	407
Share-based compensation, net	7,463	74	2,051	—	—	2,125	—	2,125
Balance at December 31, 2021	885,222	8,852	1,411,818	(1,173,905)	(202)	246,563	(26)	246,537
Net income (loss)	—	—	—	(7,662)	—	(7,662)	12	(7,650)
Other comprehensive income	—	—	—	—	528	528	93	621
Share-based compensation, net	3,021	30	819	—	—	849	—	849
Balance at December 31, 2022	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,650)	$(13,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,413	10,586
Amortization of above and below market leases, net	(24)	(85)
Amortization of debt discounts and financing costs	160	221
Straight-line rental income	(2,840)	(294)
Write-off of debt issuance costs	—	225
Loss on sale of investment properties, net	6	—
Provision for asset impairment	—	1,412
Stock-based compensation expense	1,467	3,852
Changes in assets and liabilities:
Accounts receivable, net	(686)	485
Deferred costs and other assets, net	24	270
Accounts payable and accrued expenses	1,558	(3,427)
Other liabilities	65	30
Net cash flows provided by operating activities	$2,493	$217
Cash flows from investing activities:
Capital expenditures and tenant improvements	(2,624)	(7,724)
Proceeds from sale of investment properties, net	8,938	—
Payment of leasing fees	(1,649)	(1,316)
Net cash flows provided by (used in) investing activities	$4,665	$(9,040)
Cash flows from financing activities:
Payment of debt issuance costs	(222)	—
Proceeds from debt	9,265	—
Payoff of debt	(8,677)	(20,000)
Principal payments of debt	(998)	(1,077)
Payment for tax withholding for share-based compensation	(618)	(1,727)
Net cash flows used in financing activities	$(1,250)	$(22,804)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	5,908	(31,627)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	22,010	53,637
Cash and cash equivalents and restricted cash and escrows, at end of year	$27,918	$22,010

Cash and cash equivalents and restricted cash and escrows, end of year
Cash and cash equivalents	$26,025	$18,321
Restricted cash and escrows	1,893	3,689
Total cash and cash equivalents and restricted cash and escrows, at end of year	$27,918	$22,010
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,526	$2,872
Supplemental schedule of non-cash activities:
Accruals for capital costs and investment in development	$1,155	$414

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022

1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of investment properties including multi-family, retail, office and industrial properties, a correctional facility and unimproved land. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent. Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each asset is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7. With the exception of one asset we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2022, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2022 and 2021, the Company owned 19 and 20 investment properties, respectively and one parcel of unimproved land.
Impact of COVID-19 Pandemic
The impact of the COVID-19 pandemic was not material during the years ended December 31, 2022 and 2021.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
Reclassifications
The Company has made certain reclassifications to the consolidated balance sheets and consolidated statements of cash flows as of December 31, 2021, to conform to the 2022 presentation.
Consolidation
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
As of December 31, 2022 and 2021, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 is $24,926 and $18,028, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2021 is $25,396 and $18,521, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
December 31, 2022
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
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive loss over the remaining lease term.
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
December 31, 2022
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
Sale of Real Estate
We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 610-20, “Gains and Losses From the Derecognition of Nonfinancial Assets”. We recognize gains and losses from sales of investment properties and land when we transfer control of an investment property and when it is probable that we will collect substantially all of the related consideration.
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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2022 and 2021.
If the sale represents a strategic shift that has (or will have) a major effect on the Company's results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.
Impairment of Real Estate
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the investment property's fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
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
The Company did not record impairments during the year ended December 31, 2022 and recorded $1,412 during the year ended December 31, 2021. See Note 8 to the consolidated financial statements for additional information.
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
In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848" ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on the Company's consolidated financial statements for the year ended December 31, 2022.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
3. Disposed Investment Properties
The following table reflects the investment property dispositions during the year ended December 31, 2022.

Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, IL	March 10, 2022	$9,000	$8,938	$(6)
There were no investment property dispositions during the year ended December 31, 2021
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2022	2021
Accrued real estate taxes	$6,430	$6,593
Accrued compensation	742	1,140
Accrued interest payable	208	215
Other accrued expenses	3,704	1,578
Total accounts payable and accrued expenses	$11,084	$9,526
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of December 31, 2022 and from less than one year to sixteen years as of December 31, 2021.
Lease income related to the Company's operating leases is comprised of the following:

	Year ended December 31,
	2022	2021
Lease income related to fixed lease payments	$25,603	$23,527
Lease income related to variable lease payments	4,833	4,165
Total lease income	$30,436	$27,692

Future Minimum Rental Income
As of December 31, 2022, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2023	$9,375
2024	9,288
2025	8,431
2026	8,139
2027	7,287
Thereafter	44,921
Total	$87,441

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
Leasing as a lessee
We lease a portion of the land underlying one of our retail assets, Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets, net) and lease liability (included in other liabilities). At December 31, 2022, the balances were $274 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2022 and a reconciliation of those cash flows to the operating lease liability.

2023	$21
2024	21
2025	21
2026	21
2027	21
Thereafter	310
Total	$415
Imputed interest	(141)
Lease liability	$274
6. Intangible Assets and Liabilities
The following table summarizes the Company's identified intangible liabilities, included in other liabilities on the accompanying consolidated balance sheets as of December 31, 2022 and 2021. The Company had no unamortized intangible assets as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Acquired below market leases	$908	$2,629
Accumulated amortization	(883)	(1,971)
Intangible liabilities, net	$25	$658
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to lease income. Amortization pertaining to the above market lease costs is applied as a reduction to lease income. Amortization pertaining to the below market lease costs is applied as an increase to lease income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
Amortization of:
Acquired below market lease	$24	$85
Net revenues increase	$24	$85

Acquired in-place lease intangibles	$—	$36

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2022. There were no unamortized intangible assets as of December 31, 2022.

	2023	2024	2025	2026	2027	Thereafter	Total
Amortization of:
Acquired below market lease	$10	$10	$5	$—	$—	$—	$25
Net revenues increase	$10	$10	$5	$—	$—	$—	$25
7. Debt
Total debt outstanding as of December 31, 2022 and 2021 was as follows:

	2022	2021
Debt, gross	$62,411	$62,821
Mortgage discount	(212)	(257)
Deferred financing costs, net	(541)	(434)
Total Debt, net	$61,658	$62,130
As of December 31, 2022, the Company's outstanding mortgage indebtedness included six mortgage loans with various maturities through July 2032, as follows:

For the year ended December 31,	As of December 31, 2022	Weighted average interest rate
2023	$17,492	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,253	4.56%
2027	11,401	3.99%
Thereafter	9,265	4.74%
Total	$62,411	4.12%
(1)See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of the Locale asset. The weighted average interest rate reflected is the strike rate.
The Company obtained two loans on June 30, 2022 which were each secured by a mortgage encumbering one of the Company's multi-family assets. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3,784, and the loan secured by a mortgage on The Lafayette has a principal amount of $5,481. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payment for the duration of their 10-year term.
The Company's mortgage on The Locale matures September 1, 2023. The principal balance of this mortgage was $17,492 at December 31, 2022. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that, at the time of extension, the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of December 31, 2022 and 2021, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
The loan documents governing the mortgage that encumbered State Street Market included a “cash trap” provision that was triggered when DICK'S Sporting Goods, which was an anchor tenant at the investment property, failed to renew its lease agreement. The lender exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from State Street Market which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease or repayment of the loan. The Company sold the State Street Market asset on March 10, 2022 and the mortgage, with an outstanding principal balance of $8,677 at the time of sale, was simultaneously repaid. The funds previously trapped and held by the lender, along with all required lender escrows, totaling $2.0 million, were returned to the Company in April 2022.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2022 and 2021, the Company is in compliance with such covenants.
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
LIBOR Reform
Following announcements by the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR’s publication, publication of most LIBOR settings ceased after December 31, 2021. Publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish SOFR in April 2018.
The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
As of December 31, 2022, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28%. The derivative instrument had an original notional amount of $18.8 million and is indexed to one-month USD-LIBOR. In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR that has been selected by the lender as the alternate rate for this mortgage and interest rate swap. The Company did not have a material impact to the Company's consolidated financial statements.
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
December 31, 2022
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2022 and 2021, we had one derivative financial instrument designated as a cash flow hedge, with an original notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument was $621 and $407 for the years ended December 31, 2022 and 2021, respectively. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $383 will be reclassified as an increase to interest expense over the next nine months (maturity date).
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$383	$—	$383

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$238	$—	$238
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the years ended December 31, 2022 and 2021, events and circumstances indicated that certain investment properties might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value. During the year ended December 31, 2021, an impairment adjustment in the amount of $1,412 was recorded on our State Street Market retail asset due to executing a contract for sale of the asset at a price below our book value. The following tables present these assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

Fair Value
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2022
Investment properties	$—	$—	$—	$—	$—

	Fair Value (1)
	Level 1	Level 2	Level 3	Total	Provision for impairment
December 31, 2021
Investment properties	$—	$—	$9,000	$9,000	$1,412
(1)The estimate of fair value relating to State Street Market was based on negotiations for the sale of the asset to a third party.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable and revolver	$62,411	$57,474	$62,821	$61,052

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 7.44% and 5.05% per annum as of December 31, 2022 and 2021, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying investment property and its leverage ratio. The weighted average market effective interest rates used a range from 5.76% to 8.83% and 3.38% to 6.87% as of December 31, 2022 and 2021, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the years ended December 31, 2022 and 2021, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or for the years ended December 31, 2022 and 2021. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 or in the consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022, the Company's, including its predecessors, 2021, 2020 and 2019 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
The following table summarizes net operating income by segment for the years ended December 31, 2022 and 2021.

	For the year ended December 31, 2022			For the year ended December 31, 2021
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$30,436	$15,727	$14,709	$27,692	$14,768	$12,924
Other property income	920	905	15	937	856	81
Total revenues	31,356	16,632	14,724	28,629	15,624	13,005
Operating expenses	14,391	7,691	6,700	13,752	7,410	6,342
Net operating income	$16,965	$8,941	$8,024	$14,877	$8,214	$6,663
Non-allocated expenses (1)	(22,069)			(23,302)
Other income and expenses (2)	(2,540)			(3,221)
Provision for asset impairment (3)	—			(1,412)
Loss on sale of investment properties (4)	(6)			—
Net loss	$(7,650)			$(13,058)
Balance Sheet Data
Real estate assets, net	$275,554	$171,457	$104,097	$292,619	$176,462	$116,157
Non-segmented assets (5)	39,560			28,394
Total assets	$315,114			$321,013
Capital expenditures	$2,624	$861	$1,763	$1,176	$478	$698
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Provision for asset impairment is related to State Street Market.
(4)Loss on the sale of investment properties is related to State Street Market.
(5)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts receivable and deferred costs and other assets, net.
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
For the year ended December 31, 2022, the Company granted 5,149 of fully vested shares of common stock with an aggregate value of $1,445 based on a weighted average estimated fair value per share of $0.28. During the year ended December 31, 2021, the Company granted 13,237 of fully vested shares of common stock with an aggregate value of $3,770 based on a weighted average estimated fair value per share of $0.28.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. At December 31, 2022, 16,395 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2022
of December 31, 2022 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	—	$—
Granted	5,149	0.28
Vested	(5,149)	—
Other		—
Balance at December 31, 2022	—	$—
The Company recognized stock-based compensation expense for the years ended December 31, 2022 and 2021 of $1,467 and $3,852, respectively, related to the Incentive Award Plan. For the years ended December 31, 2022 and 2021, the Company paid $618 and $1,727, respectively, related to tax withholding for share-based compensation.
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
In April 2020, the Company executed a lease with Northwestern Medical Group for approximately 29,000 square feet at our Sherman Plaza asset. The lease required a significant amount of landlord work, a tenant allowance and a leasing commission. The total commitment was estimated to be approximately $3,900. As of December 31, 2022, we estimate that remaining costs to be paid under this commitment are approximately $1,300. Rent commenced on this lease in the third quarter of 2021 and payment of the outstanding tenant allowance will be made upon tenant's request and verification that all requirements for payment have been met.
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at our Trimble office asset. The lease required a significant tenant allowance and leasing commission. The total cost commitment was estimated to be approximately $9,100. As of December 31, 2022, we estimate that remaining costs to be paid under this commitment are approximately $1,000. While the lease went into effect on January 1, 2022, pursuant to its terms, the tenant was entitled to 12 months of base rent abatement prior to any amounts being payable. A portion of the leasing commission related to this lease remains payable by the Company upon the date the tenant's rent abatement ends, which is January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at our Trimble office asset. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance and leasing commission. The total cost commitment is estimated to be approximately $12,300. As of December 31, 2022, we estimate remaining costs under this commitment are approximately $11,300.
13. Subsequent Events
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering one of the Company's multi-family assets. The loan secured by a mortgage on Tennyson44 has a principal amount of $10,250. The loan matures on February 1, 2030, bears interest at a fixed rate of 4.84% and requires interest-only payments for the duration of the 7-year term.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-family
1620 Central Street Evanston, IL	$—	$3,075	$17,140	$—	$126	$3,075	$17,266	$20,341	$2,797	2018
Buerger Brothers Lofts Denver, CO	—	3,117	7,114	—	366	3,117	7,480	10,597	1,445	2017
Chamber Lofts Denver, CO	—	2,797	6,388	—	245	2,797	6,633	9,430	1,281	2017
Kenilworth Court Denver, CO	3,784	2,496	3,203	—	27	2,496	3,230	5,726	496	2018
Tennyson Denver, CO	—	1,533	17,410	—	13	1,533	17,423	18,956	2,237	2019
The Detroit and Detroit Terraces Denver, CO	11,401	3,370	15,006	—	64	3,370	15,070	18,440	2,160	2019
The Lafayette Denver, CO	5,481	2,457	7,067	—	207	2,457	7,274	9,731	1,207	2018
The Locale Allendale, MI	17,492	4,294	22,461	—	506	4,294	22,967	27,261	3,414	2019
The Muse Denver, CO	—	5,303	42,809	—	73	5,303	42,882	48,185	4,768	2019
The Sterling San Diego, CA	—	1,849	5,407	—	12	1,849	5,419	7,268	507	2020
The View San Diego, CA	—	7,272	8,862	—	578	7,272	9,440	16,712	1,361	2019
Other
Buckhorn Plaza Bloomsburg, PA	9,566	1,651	11,770	(35)	2,292	1,616	14,062	15,678	8,452	2006
Hudson Correctional Facility Hudson, CO	—	1,382	—	(1,382)	—	—	—	—	—	2009
Palazzo Del Lago Orlando, FL	—	8,938	—	—	19	8,938	19	8,957	9	2010
Sherman Plaza Evanston, IL	—	9,655	30,982	—	12,606	9,655	43,588	53,243	22,525	2006
The Market at Hilliard Hilliard, OH	14,687	4,432	13,308	—	4,015	4,432	17,323	21,755	9,681	2005
Trimble San Jose, CA	—	12,732	10,045	—	12,633	12,732	22,678	35,410	4,165	2013

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Versacold USA - St. Paul St. Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	5,379	2007
Versacold USA - New Ulm New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	4,995	2007
Corporate	—	—	—	—	26	—	26	26	9	N/A
Totals	$62,411	$81,143	$238,424	$(1,417)	$33,808	$79,726	$272,232	$351,958	$76,888

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2022 for U.S. federal income tax purposes was approximately $442,987 (unaudited).
A.The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the asset was acquired.
B.Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
C.Reconciliation of real estate owned:

	2022	2021
Balance at January 1	$353,555	$360,498
Acquisitions and capital improvements	8,676	2,885
Dispositions and write-offs	(10,273)	—
Asset impairments	—	(9,828)
Balance at December 31,	$351,958	$353,555
D.Reconciliation of accumulated depreciation:

	2022	2021
Balance at January 1	$67,478	$65,501
Depreciation expense	10,136	10,393
Dispositions and write-offs	(726)	—
Asset impairments	—	(8,416)
Balance at December 31,	$76,888	$67,478
E.Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment and site improvements	5-15 years

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2022. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2023 Annual Meeting of Stockholders Record Date
The Board established the close of business on March 30, 2023 as the record date for determining stockholders entitled to vote at our 2023 Annual Meeting of Stockholders, expected to be held on June 8, 2023.
Amended and Restated Bylaws
On and effective as of March 15, 2023, our Board of Directors adopted amended and restated Bylaws (the “Bylaws”) to, among other things:
•Enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors made in connection with annual and special meetings of stockholders, including, without limitation, as follows:
◦Addressing matters relating to Rule 14a-19 under the Securities Exchange Act of 1934, as amended (e.g., by clarifying that (i) the Company will disregard any proxy authority granted in favor of (or voted in favor of) nominees submitted by stockholders if the stockholder does not comply with Rule 14a-19; and (ii) stockholders must also comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that Rule 14a-19 requirements have been met);
◦Requiring proposed nominees and proposing stockholders to provide certain background information and certifications to the Company, including that the proposed nominee agrees to serve on the Board if elected and will notify the Company if the proposed nominee becomes unwilling or unable to serve;

◦Clarifying the procedural requirements in connection with a stockholder’s ability to vote by proxy, including a requirement that a stockholder soliciting proxies use a proxy card color other than white; and
◦Clarifying that a stockholder may not nominate more individuals than there are directors to be elected and prohibiting the substitution or replacement of a proposed nominee following the expiration of the applicable deadline; and
•Make various other updates to the provisions governing stockholder meetings.
The foregoing summary of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 59, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core” portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 40, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. On January 22, 2021, Mr. Lange was appointed to serve as Chief Operating Officer of the Company. As General Counsel, Mr. Lange is responsible for all legal functions at Highlands and as Chief Operating Officer, Mr. Lange is charged with overseeing its operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 47, has served as Senior Vice President and Controller of Highlands since July 8, 2019 and as the Company's Treasurer since September 15, 2020. Effective December 9, 2021, Ms. Karas was appointed to serve as the Company's Chief Accounting Officer. In this capacity, she will also serve as the Company’s principal accounting officer and principal financial officer. Ms. Karas previously served as Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company, from 2018 to 2019. Blackstone is one of the largest real estate private equity firms in the world. In this role, Ms. Karas was responsible for the budget and forecast of the industrial platform, financial integration of new acquisitions and the creation of operating tools and reports. Ms. Karas previously worked at IRC Retail Centers (formerly Inland Real Estate Corporation) from 2000 to 2018, most recently serving as Vice President and Controller and as a member of its Management Committee. In this role, she oversaw the corporate accounting function, with responsibilities over Securities and Exchange Commission reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with the Sarbanes-Oxley Act of 2002 and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
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
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of the Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2022.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	16,395
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	16,395
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
Omitted at registrant's option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2*	Amended and Restated Bylaws of Highlands REIT, Inc.
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
10.8#	Amended and Restated Employment Agreement, dated November 7, 2018, by and
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
Date: March 15, 2023
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2023
Richard Vance
/s/ Kimberly A. Karas	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 15, 2023
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 15, 2023
Jeffrey L. Shekell