Form 10-Q
period 2023-03-31
Highlands REIT, Inc.
filed 2023-05-11
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 10, 2023 there were 888,242,728 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)

Investment properties
Land	$79,726	$79,726
Building and other improvements	272,827	272,232
Construction in progress	203	484
Total	352,756	352,442
Less accumulated depreciation	(79,385)	(76,888)
Net investment properties	273,371	275,554
Cash and cash equivalents	34,207	26,025
Restricted cash and escrows	1,909	1,893
Accounts receivable (net of allowance of $88 and $104 as of March 31, 2023 and December 31, 2022, respectively)	6,169	6,265
Deferred costs and other assets, net	5,361	5,377
Total assets	$321,017	$315,114

Liabilities
Debt, net	$71,318	$61,658
Accounts payable and accrued expenses	9,129	11,084
Other liabilities	2,058	2,015
Total liabilities	82,505	74,757

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 888,243 shares issued and outstanding as of March 31, 2023 and December 31, 2022	8,882	8,882
Additional paid-in capital	1,412,637	1,412,637
Accumulated distributions in excess of net income	(1,183,283)	(1,181,567)
Accumulated other comprehensive income	211	326
Total Highlands REIT, Inc. stockholders’ equity	238,447	240,278
Non-controlling interests	65	79
Total equity	238,512	240,357
Total liabilities and equity	$321,017	$315,114

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$7,418	$7,958
Other property income	212	216
Total revenues	7,630	8,174

Expenses
Property operating expenses	2,205	2,260
Real estate taxes	1,393	1,106
Depreciation and amortization	2,570	2,638
General and administrative expenses	2,517	2,365
Total expenses	8,685	8,369
Loss on sale of investment properties, net	—	(6)
Loss from operations	(1,055)	(201)
Interest income	130	2
Interest expense	(785)	(689)
Net loss	(1,710)	(888)
Net income attributable to non-controlling interests	(6)	(2)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,716)	$(890)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	888,243	885,222

Comprehensive loss
Net loss	$(1,710)	$(888)
Unrealized (loss) gain on derivatives	(135)	385
Total other comprehensive (loss) income	(135)	385
Comprehensive loss	(1,845)	(503)
Comprehensive loss (income) attributable to non-controlling interests	14	(60)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,831)	$(563)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net income (loss)	—	—	—	(890)	—	(890)	2	(888)
Other comprehensive income	—	—	—	—	327	327	58	385
Balance at March 31, 2022	885,222	$8,852	$1,411,818	$(1,174,795)	$125	$246,000	$34	$246,034

Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(1,716)	—	(1,716)	6	(1,710)
Other comprehensive loss	—	—	—	—	(115)	(115)	(20)	(135)
Balance at March 31,2023	888,243	$8,882	$1,412,637	$(1,183,283)	$211	$238,447	$65	$238,512
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,710)	$(888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,570	2,638
Amortization of below market leases	(3)	(17)
Amortization of debt discounts and financing costs	51	39
Straight-line rental income	(186)	(684)
Loss on sale of investment properties, net	—	6
Changes in assets and liabilities:
Accounts and rents receivable, net	282	203
Deferred costs and other assets, net	115	52
Accounts payable and accrued expenses	(1,955)	(617)
Other liabilities	46	183
Net cash flows provided by (used in) operating activities	$(790)	$915
Cash flows from investing activities:
Capital expenditures and tenant improvements	(314)	(122)
Proceeds from sale of investment properties, net	—	8,938
Payment of leasing fees	(307)	(677)
Net cash flows provided by (used in) investing activities	$(621)	$8,139
Cash flows from financing activities:
Payment of debt issuance costs	(359)	—
Payoff of debt	—	(8,677)
Proceeds from debt	10,250	—
Principal payments of debt	(282)	(282)
Net cash flows provided by (used in) financing activities	$9,609	$(8,959)
Net increase in cash and cash equivalents and restricted cash and escrows	8,198	95
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$36,116	$22,105

Cash and cash equivalents	$34,207	$18,149
Restricted cash and escrows	1,909	3,956
Cash and cash equivalents and restricted cash and escrows, at end of period	$36,116	$22,105

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flows information:
Cash paid for interest	$692	$696

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$677	$414

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2022, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 15, 2023, as certain note disclosures contained in such audited consolidated financial statements have been condensed or omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 6. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2023, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of March 31, 2023 and December 31, 2022, the Company owned 19 investment properties and one parcel of unimproved land.
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
March 31, 2023
for under appropriate GAAP. Highlands' subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 15, 2023, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of March 31, 2023 and December 31, 2022, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2023 is $24,602 and $18,061, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 is $24,926 and $18,028, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Recently Issued Accounting Pronouncements
In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848" ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on the Company's consolidated financial statements.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
There were no investment property dispositions during the three months ended March 31, 2023.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued real estate taxes	$5,614	$6,430
Accrued compensation	1,694	742
Accrued interest payable	250	208
Other accrued expenses	1,571	3,704
Total accounts payable and accrued expenses	$9,129	$11,084
5. Leases
Leasing as a lessor
We lease multifamily investment properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of March 31, 2023.
Lease income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Lease income related to fixed lease payments	$6,290	$6,755
Lease income related to variable lease payments (1)	1,128	1,203
Other	212	216
Total revenues	$7,630	$8,174
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of March 31, 2023, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2023 (remaining)	$7,244
2024	9,614
2025	8,636
2026	8,258
2027	7,406
Thereafter	45,108
Total	$86,266

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
6. Debt
Total debt outstanding as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Debt, gross	$72,379	$62,411
Mortgage discount	(201)	(212)
Deferred financing costs, net	(860)	(541)
Total Debt, Net	$71,318	$61,658
As of March 31, 2023, the Company’s outstanding mortgage indebtedness included seven mortgage loans with various maturities through July 2032, as follows:

Debt maturing during the year ended December 31,	As of March 31, 2023	Weighted average interest rate
2023 (remaining)	$17,390	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,124	4.56%
2027	11,350	3.99%
Thereafter	19,515	4.79%
Total	$72,379	4.22%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the fixed swap rate.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company's multi-family investment properties. The loan has a principal balance of $10,250. The loan matures on February 1, 2030, bears interest at a rate of 4.84% and requires interest-only payment for the duration of its 7-year term.
The Company obtained two loans on June 30, 2022 which were each secured by a mortgage encumbering one of the Company's multi-family investment properties. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3,784, and the loan secured by a mortgage on The Lafayette has a principal amount of $5,481. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payments for the duration of their 10-year term.
The Company's mortgage on The Locale matures September 1, 2023. The principal balance of this mortgage was $17,390 at March 31, 2023. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that at the time of extension the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of March 31, 2023 and December 31, 2022, none of our mortgage debt was recourse to the Company, although Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
The loan documents governing the mortgage that encumbered State Street Market included a “cash trap” provision that was triggered when DICK'S Sporting Goods, which was an anchor tenant at the property, failed to renew its lease agreement. The lender exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from State Street Market which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease or repayment of the loan. The Company sold State Street Market on

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
March 10, 2022 and the mortgage, with an outstanding principal balance of $8,677 at the time of sale, was simultaneously repaid. The funds previously trapped and held by the lender, along with all required lender escrows, totaling $2.0 million, were returned to the Company in April 2022.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of March 31, 2023 and December 31, 2022, the Company was in compliance with such covenants.
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
As of March 31, 2023, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28%. The derivative instrument had an original notional amount of $18,750 and is indexed to one-month USD-LIBOR. In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR as the alternate rate for this mortgage and interest rate swap. The amendment did not have a material impact to the Company's consolidated financial statements.
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
March 31, 2023
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2023 and December 31, 2022, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. This derivative is an interest rate swap that is measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to our derivative financial instrument was $135 for the three months ended March 31, 2023 and $385 as other comprehensive income for the three months ended March 31, 2022.
Amounts reported in accumulated other comprehensive gain related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $248 will be reclassified as a decrease to interest expense over the next six months (maturity date).
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$248	$—	$248

	December 31, 2022
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Deferred costs and other assets, net”	$—	$383	$—	$383
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2023 and 2022, events and circumstances indicated that certain investment properties might be impaired. However, the Company's estimate of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$72,379	$68,570	$62,411	$57,474
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.73% and 7.44% per annum as of March 31, 2023 and December 31, 2022, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.12% to 8.57% and 5.76% to 8.83% as of March 31, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2023 and 2022, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2023
The following table summarizes net operating income by segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$7,418	$3,966	$3,452	$7,958	$3,920	$4,038
Other property income	212	212	—	216	203	13
Total revenues	7,630	4,178	3,452	8,174	4,123	4,051
Property operating and real estate tax expenses	3,598	1,955	1,643	3,366	1,883	1,483
Net operating income	$4,032	$2,223	$1,809	$4,808	$2,240	$2,568
Non-allocated expenses (1)	(5,087)			(5,003)
Loss on sale of investment properties, net	—			(6)
Other income and expenses (2)	(655)			(687)
Net loss attributable to non-controlling interests	(6)			(2)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,716)			$(890)

Balance Sheet Data
Real estate assets, net	$273,371	$170,137	$103,234	$280,619	$175,104	$105,515
Non-segmented assets (3)	47,646			29,527
Total assets	$321,017			$310,146
Capital expenditures	$314	$164	$150	$122	$102	$20
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
During the three months ended March 31, 2023 and 2022, the Company did not grant shares of common stock.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of March 31, 2023, 16,395 shares were available for future issuance under the Incentive Award Plan.
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
March 31, 2023
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and broker commission. The total cost commitment was estimated to be approximately $9,100. As of March 31, 2023, we estimate that remaining costs to be paid under this commitment are approximately $673. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $12,300. As of March 31, 2023, we estimate remaining costs under this commitment are approximately $11,200.
12. Subsequent Events
The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20,000 and is guaranteed up to $4,000 by the Company. The loan matures on April 6, 2025, with a 12-month extension option, provided certain criteria are met at the time of extension. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.86% for the term of the loan.

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
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our investment properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our assets at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, including the ongoing hostilities between Russia and Ukraine and its worldwide economic impact; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
We are a self-advised and self-administered real estate investment trust (“REIT”) created to own and manage substantially all of the “non-core” investment properties previously owned and managed by our former parent, InvenTrust Properties Corp., a Maryland corporation (“InvenTrust”). On April 28, 2016, we were spun-off from InvenTrust through a pro rata distribution (the “Distribution”) by InvenTrust of 100% of the outstanding shares of our common stock to holders of InvenTrust’s common stock. Prior to or concurrent with the separation, we and InvenTrust engaged in certain reorganization transactions that were designed to consolidate substantially all of InvenTrust’s remaining “non-core” investment properties in Highlands.
This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such assets are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate assets. These factors also significantly limit our asset disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for a future potential liquidity option.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for a future potential liquidity option and maximize shareholder value. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. The impact of rising interest rates, high inflation, unstable financial markets, tightening capital markets and general economic conditions on our business has disrupted our efforts to implement a liquidity option and, although we cannot predict when circumstances will improve, we will continue to evaluate options with the goal of implementing a liquidity option during 2023. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance, government policy changes and competitive factors.
As of March 31, 2023, our portfolio of investment properties included  twelve multi-family, three retail, one office and two industrial properties, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three months ended March 31, 2023 and 2022.
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

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2022 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, there were no asset dispositions. During the three months ended March 31, 2022, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Key performance indicators are as follows:

	As of March 31,
	2023	2022
Economic occupancy (1)	75.0%	77.7%
Rent per square foot (2)	$16.57	$15.06
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2023 and 2022.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2023	2022	Increase (Decrease)
Net loss	$(1,710)	$(888)	$822	92.6%
Net loss increased $0.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to a decrease in total revenues and an increase in real estate tax, general and administrative and interest expenses.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three months ended March 31, 2023 and 2022.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2023	2022	Increase (Decrease)
Income:
Rental income	$7,418	$7,958	$(540)	(6.8)%
Other property income	212	216	(4)	(1.9)%
Total revenues	$7,630	$8,174	$(544)	(6.7)%
Total revenues decreased $0.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to the sale of State Street Market in March 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022.

The following table presents the changes in our expenses for the three months ended March 31, 2023 and 2022.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2023	2022	Increase (Decrease)
Expenses:
Property operating expenses	$2,205	$2,260	$(55)	(2.4)%
Real estate taxes	1,393	1,106	287	25.9%
Depreciation and amortization	2,570	2,638	(68)	(2.6)%
General and administrative expenses	2,517	2,365	152	6.4%
Total expenses	$8,685	$8,369	$316	3.8%
Property operating expenses decreased $0.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to the sale of State Street Market in March 2022 and to decreased snow removal and legal costs at the investment properties. This decrease is partially offset by increased utilities and certain repair and maintenance costs.
Real estate taxes increased $0.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to higher estimates of expense on our Cook County, Illinois properties and adjustments that decreased the real estate tax estimate as a result of the sale of State Street Market during the three months ended March 31, 2022.
Depreciation and amortization decreased $0.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to the sale of State Street Market during the three months ended March 31, 2022 and also due to assets fully depreciated/amortized in prior periods.
General and administrative expense increased $0.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to increased salaries as a result of annual increases. This increase is partially offset by reduced legal costs and annual meeting preparation costs.
The following table presents the changes in our other income and expenses for the three months ended March 31, 2023 and 2022.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2023	2022	Increase (Decrease)
Other income and (expenses):
Interest income	$130	$2	$128	6,400.0%
Loss on sale of investment properties, net	—	(6)	6	(100.0)%
Interest expense	(785)	(689)	96	13.9%
Interest income increased $0.1 million during the three months ended March 31, 2023, as compared to the same period in 2022, due to higher cash balances maintained.
During the three months ended March 31, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market. There were no sales of investment properties during the three months ended March 31, 2023.
Interest expense increased $0.1 million during the three months ended March 31, 2023, as compared to the same period in 2022, due to interest on two new mortgage loans on multi-family properties obtained during June 2022 and one new mortgage loan on a multi-family property obtained during January 2023. Partially offsetting this increase is a decrease in expense resulting from the sale of State Street Market in March 2022.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of March 31, 2023, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2023	2	1,800	$37	0.2%	0.4%	$20.38
2024	5	32,956	648	3.8%	6.4%	19.67
2025	17	102,622	1,444	11.7%	14.3%	14.07
2026	3	10,441	329	1.2%	3.3%	31.52
2027	5	502,032	2,473	57.4%	24.5%	4.93
2028	8	57,632	1,092	6.6%	10.8%	18.96
2029	2	26,542	308	3.0%	3.1%	11.60
2030	1	2,790	75	0.3%	0.7%	27.00
2031	—	—	—	—%	—%	—
2032	2	8,800	176	1.0%	1.7%	19.98
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	2	126,113	3,456	14.5%	34.4%	27.41
Grand Total	48	874,603	$10,080	100.0%	100.0%	$11.53
The following table represents new and renewed leases that commenced during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	1	96,780	$25.56	16.00
Renewals	3	14,219	20.75	4.24	2	8,608	28.25	3.32
Total	3	14,219	$20.75	4.24	3	105,388	$25.78	14.96
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
Liquidity and Capital Resources
As of March 31, 2023, we had $34.2 million of cash and cash equivalents, and $1.9 million of restricted cash and escrows.
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
Certain of our assets have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Old Navy at Market at Hilliard expiring in August 2024 and Michael's at Market at Hilliard expiring in February 2025.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance and broker commission. The total cost commitment was estimated to be approximately $9.1 million. As of March 31, 2023, we estimate that remaining costs to be paid under this commitment are approximately $0.7 million. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon the tenant receiving its final certificate of occupancy.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance and leasing commission. The total cost commitment is estimated to be approximately $12.3 million. As of March 31, 2023, we estimate remaining costs under this commitment are approximately $11.2 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of March 31, 2023 and December 31, 2022 was $72.4 million and $62.4 million, respectively, with a weighted average interest rate of 4.22% and 4.12% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2023 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2023	Weighted average interest rate
2023 (remaining)	$17,390	3.28%	(1)
2024	—	—%
2025	—	—%
2026	24,124	4.56%
2027	11,350	3.99%
Thereafter	19,515	4.79%
Total	$72,379	4.22%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the strike rate.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company's multi-family investment properties. The loan has a principal balance of $10.2 million. The loan matures on February 1, 2030, bears interest at a rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
The Company obtained two loans on June 30, 2022 which were each secured by a mortgage encumbering one of the Company's multi-family investment properties. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3.8 million, and the loan secured by a mortgage on The Lafayette has a principal amount of $5.5 million. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payments for the duration of their entire 10-year term.
The Company's mortgage on The Locale matures September 1, 2023. The principal balance of this mortgage was $17.4 million at March 31, 2023. Prior to maturity, the Company expects it will exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that, at the time of extension, the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met.
As of March 31, 2023 and December 31, 2022, none of our mortgage debt was recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
As of March 31, 2023, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28%. The derivative instrument had an original notional amount of $18.8 million and is indexed to one-month USD-LIBOR. In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR as the alternate rate for this mortgage and interest rate swap. The amendment did not have a material impact to the Company's consolidated financial statements.
Summary of Cash Flows
Comparison of the three months ended March 31, 2023 and 2022

	(in thousands)
	Three Months Ended March 31,
	2023	2022
Net cash flows provided by (used in) operating activities	$(790)	$915
Net cash flows provided by (used in) investing activities	(621)	8,139
Net cash flows provided by (used in) financing activities	9,609	(8,959)
Net increase in cash and cash equivalents and restricted cash and escrows	8,198	95
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$36,116	$22,105
Cash used in operating activities was $0.8 million for the three months ended March 31, 2023 and cash provided by operating activities was $0.9 million for the three months ended March 31, 2022. The decrease in cash provided by operating activities compared to the same period in 2022 is due primarily to the sale of State Street Market during the three months ended March 31, 2022.
Cash used in investing activities was $0.6 million for the three months ended March 31, 2023, compared to cash provided by investing activities of $8.1 million for the three months ended March 31, 2022. Cash provided by investing activities decreased $8.8 million compared to the same period in 2022 as a result of proceeds in the amount of $8.9 million from the sale of State Street Market during the three months ended March 31, 2022.
Cash provided by financing activities was $9.6 million for the three months ended March 31, 2023, compared to cash used in financing activities of $9.0 million for the three months ended March 31, 2022. Cash provided by financing activities for the three months ended March 31, 2023 included proceeds from a new mortgage on Tennyson in the amount of $10.3 million, principal payments on mortgage debt in the amount of $0.3 million and payment of debt issuance costs of $0.4 million related to the Tennyson mortgage. Cash used in financing activities for the three months ended March 31, 2022 included repayment of the State Street mortgage in conjunction with the property sale in the amount of $8.7 million and principal payments on mortgage debt in the amount of $0.3 million.
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
Distributions
For the three months ended March 31, 2023 and 2022, no cash distributions were paid by the Company.
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
Since the definition of FFO was promulgated by NAREIT, management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we may also use Adjusted Funds From Operations, or AFFO as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-traded REITs. AFFO is not equivalent to our net income or loss as determined under GAAP.
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
We believe that FFO and AFFO are useful measures of our investment properties’ operating performance because they exclude noncash items from GAAP net income. Neither FFO nor AFFO is intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO and AFFO. The Company may not present AFFO if the events and transactions of the reporting period do not include the related reconciling items.
The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended March 31,
	2023		2022
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,716)		$(890)
Depreciation and amortization (1)	2,531		2,599
Loss on sale of investment properties	—		6
Funds From Operations	$815	815000	$1,715

Funds From Operations per weighted average common shares, basic and diluted	$—		$—
Weighted average number of common shares outstanding, basic and diluted	$888,243		$885,222
(1)    The depreciation and amortization add-back excludes the portion of expense attributable to the non-controlling interest.
Use and Limitations of Non-GAAP Financial Measures
FFO and AFFO do not represent cash generated from operating activities under GAAP and should not be considered as an alternative to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we may present and use FFO and AFFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of this non-GAAP measure has certain limitations as an analytical tool. This non-GAAP financial measure is not a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. This measurement does not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. This non-GAAP financial measure may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. This non-GAAP financial measure, as presented, may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2023, our debt included a variable-rate mortgage loan of $17.4 million, which has been swapped to a fixed rate.
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
As of March 31, 2023, we had one derivative financial instrument designated as a cash flow hedge, with an original notional amount of $18.8 million and a maturity date of September 1, 2023. The fair value of the derivative was $0.2 million as of March 31, 2023 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.
There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
10.1	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.2	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.3	Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Kimberly Karas (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Richard Vance	May 10, 2023
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 10, 2023
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)