Form 10-Q
period 2023-06-30
Highlands REIT, Inc.
filed 2023-08-10
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 10, 2023 there were 888,599,872 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)

Investment properties
Land	$79,726	$79,726
Building and other improvements	272,981	272,232
Construction in progress	662	484
Total	353,369	352,442
Less accumulated depreciation	(81,927)	(76,888)
Net investment properties	271,442	275,554
Cash and cash equivalents	52,496	26,025
Restricted cash and escrows	3,504	1,893
Accounts receivable (net of allowance of $174 and $104 as of June 30, 2023 and December 31, 2022, respectively)	6,362	6,265
Deferred costs and other assets, net	6,215	5,377
Total assets	$340,019	$315,114

Liabilities
Debt, net	$90,650	$61,658
Accounts payable and accrued expenses	10,339	11,084
Other liabilities	2,324	2,015
Total liabilities	103,313	74,757

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 888,600 and 888,243 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8,886	8,882
Additional paid-in capital	1,412,733	1,412,637
Accumulated distributions in excess of net income	(1,185,412)	(1,181,567)
Accumulated other comprehensive income	441	326
Total Highlands REIT, Inc. stockholders’ equity	236,648	240,278
Non-controlling interests	58	79
Total equity	236,706	240,357
Total liabilities and equity	$340,019	$315,114

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$7,460	$7,347	$14,878	$15,305
Other property income	222	228	434	444
Total revenues	7,682	7,575	15,312	15,749

Expenses
Property operating expenses	2,102	2,084	4,307	4,344
Real estate taxes	1,532	1,330	2,925	2,436
Depreciation and amortization	2,609	2,595	5,179	5,233
General and administrative expenses	2,764	2,569	5,281	4,934
Total expenses	9,007	8,578	17,692	16,947
Loss on sale of investment properties, net	—	—	—	(6)
Loss from operations	(1,325)	(1,003)	(2,380)	(1,204)
Interest income	385	7	515	9
Interest expense	(1,175)	(588)	(1,960)	(1,277)
Net loss	(2,115)	(1,584)	(3,825)	(2,472)
Net income attributable to non-controlling interests	(14)	—	(20)	(2)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,129)	$(1,584)	$(3,845)	$(2,474)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	888,333	885,302	888,288	885,262

Comprehensive loss
Net loss	$(2,115)	$(1,584)	$(3,825)	$(2,472)
Unrealized gain on derivatives	209	182	74	567
Total other comprehensive income	209	182	74	567
Comprehensive loss	(1,906)	(1,402)	(3,751)	(1,905)
Comprehensive (income) loss attributable to non-controlling interests	7	(27)	21	(87)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,899)	$(1,429)	$(3,730)	$(1,992)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net income (loss)	—	—	—	(890)	—	(890)	2	(888)
Other comprehensive income	—	—	—	—	327	327	58	385
Balance at March 31, 2022	885,222	$8,852	$1,411,818	$(1,174,795)	$125	$246,000	$34	$246,034
Net loss	—	—	—	(1,584)	—	(1,584)	—	(1,584)
Other comprehensive income	—	—	—	—	155	155	27	182
Share-based compensation	345	4	96	—	—	100	—	100
Balance at June 30, 2022	885,567	$8,856	$1,411,914	$(1,176,379)	$280	$244,671	$61	$244,732

Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(1,716)	—	(1,716)	6	(1,710)
Other comprehensive loss	—	—	—	—	(115)	(115)	(20)	(135)
Balance at March 31,2023	888,243	$8,882	$1,412,637	$(1,183,283)	$211	$238,447	$65	$238,512
Net income (loss)	—	—	—	(2,129)	—	(2,129)	14	(2,115)
Other comprehensive income (loss)	—	—	—	—	230	230	(21)	209
Share-based compensation	357	4	96	—	—	100	—	100
Balance at June 30, 2023	888,600	$8,886	$1,412,733	$(1,185,412)	$441	$236,648	$58	$236,706
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,825)	$(2,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,179	5,233
Amortization of below market leases	(5)	(19)
Amortization of debt discounts and financing costs	166	75
Straight-line rental income	(356)	(1,416)
Loss on sale of investment properties, net	—	6
Non-cash stock-based compensation expense	100	100
Changes in assets and liabilities:
Accounts and rents receivable, net	259	83
Deferred costs and other assets, net	(597)	(858)
Accounts payable and accrued expenses	(444)	(416)
Other liabilities	314	345
Net cash flows provided by operating activities	$791	$661
Cash flows from investing activities:
Capital expenditures and tenant improvements	(1,228)	(193)
Proceeds from sale of investment properties, net	—	8,938
Payment of leasing fees	(307)	(682)
Net cash flows provided by (used in) investing activities	$(1,535)	$8,063
Cash flows from financing activities:
Payment of debt issuance costs	(865)	(222)
Payoff of debt	—	(8,677)
Proceeds from debt	30,250	9,265
Principal payments of debt	(559)	(501)
Net cash flows provided by (used in) financing activities	$28,826	$(135)
Net increase in cash and cash equivalents and restricted cash and escrows	28,082	8,589
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$56,000	$30,599

Cash and cash equivalents	$52,496	$28,859
Restricted cash and escrows	3,504	1,740
Cash and cash equivalents and restricted cash and escrows, at end of period	$56,000	$30,599

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,655	$1,249

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$854	$414

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
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
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust's common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-listed public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes commencing with Highlands' short taxable year ending December 31, 2016.
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 6. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of June 30, 2023, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of June 30, 2023 and December 31, 2022, the Company owned 19 investment properties and one parcel of unimproved land.
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
The accompanying consolidated financial statements include the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control, and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 15, 2023, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of June 30, 2023 and December 31, 2022, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2023 is $24,598 of assets and $18,158 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 is $24,926 of assets and $18,028 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Recently Issued Accounting Pronouncements
In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on the Company’s consolidated financial statements.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
There were no investment property dispositions during the six months ended June 30, 2023.
The following table reflects the investment property dispositions during the six months ended June 30, 2022. The Company recognized a net loss on sale of investment properties of $6.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accrued real estate taxes	$6,102	$6,430
Accrued compensation	1,878	742
Accrued interest payable	348	208
Other accrued expenses	2,011	3,704
Total accounts payable and accrued expenses	$10,339	$11,084

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
5. Leases
Leasing as a lessor
We lease multifamily investment properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of June 30, 2023.
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income related to fixed lease payments	$6,297	$6,257	$12,587	$13,012
Lease income related to variable lease payments (1)	1,163	1,090	2,291	2,293
Other	222	228	434	444
Total revenues	$7,682	$7,575	$15,312	$15,749
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of June 30, 2023, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2023 (remaining)	$4,834
2024	9,611
2025	8,636
2026	8,258
2027	7,406
Thereafter	45,600
Total	$84,345
6. Debt
Total debt outstanding as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Debt, gross	$92,103	$62,411
Mortgage discount	(190)	(212)
Deferred financing costs, net	(1,263)	(541)
Total Debt, Net	$90,650	$61,658

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
As of June 30, 2023, the Company’s outstanding mortgage indebtedness included eight mortgage loans with various maturities through July 2032, as follows:

Debt maturing during the year ended December 31,	As of June 30, 2023	Weighted average interest rate
2023 (remaining)	$17,286	3.28%	(1)
2024	—	—%
2025	20,000	5.86%	(1)
2026	24,000	4.56%
2027	11,302	3.99%
Thereafter	19,515	4.79%
Total	$92,103	4.58%
(1)    See below for discussion of the swap agreements entered into with the mortgage loans obtained on The Locale and Trimble. The weighted average interest rate reflected is the fixed swap rate.
The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20,000, $4,000 of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, provided certain criteria are met at the time of extension. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.86% for the term of the loan.
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

The Company’s mortgage and the related swap agreement on The Locale mature on September 1, 2023. The principal balance of this mortgage was $17,286 at June 30, 2023 and the swap agreement entered into at the time of closing fixed the interest rate at 3.28%. Prior to maturity, the Company expects it will either exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that at the time of extension the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met or will refinance the loan with an alternate lender.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of June 30, 2023, the Company guaranteed one mortgage loan up to $4,000 and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
The loan documents governing the mortgage that encumbered State Street Market included a “cash trap” provision that was triggered when DICK’S Sporting Goods, which was an anchor tenant at the property, failed to renew its lease agreement. The lender exercised its right to trigger this “cash trap” provision, and, beginning in the fourth quarter of 2020, all of the cash flows from State Street Market which would otherwise have been available for our use were trapped into a blocked account controlled by the lender pending approval of a substitute lease or repayment of the loan. The Company sold State Street Market on March 10, 2022 and the mortgage, with an outstanding principal balance of $8,677 at the time of sale, was simultaneously

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
repaid. The funds previously trapped and held by the lender, along with all required lender escrows, totaling $2,000, were returned to the Company in April 2022.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of June 30, 2023 and December 31, 2022, the Company was in compliance with such covenants.
LIBOR Reform
Following announcements by the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR’s publication, publication of most LIBOR settings ceased after December 31, 2021. Publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish SOFR in April 2018.
The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
As of June 30, 2023, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28% that was indexed to one-month LIBOR. The derivative instrument had an original notional amount of $18,750. In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR as the alternate rate for this mortgage and interest rate swap. The amendment did not have a material impact to the Company’s consolidated financial statements.
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
June 30, 2023
in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of June 30, 2023, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $18,750 (also outstanding as of December 31, 2022) and $20,000 and with maturity dates of September 1, 2023 and April 2025, respectively. These derivatives are interest rate swaps that are measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instruments was $209 and $74 for the three and six months ended June 30, 2023, respectively and $182 and $567 for the three and six months ended June 30, 2022, respectively.
Amounts reported in accumulated other comprehensive gain related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $410 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$458	$—	$458

	December 31, 2022
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Deferred costs and other assets, net”	$—	$383	$—	$383
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and six months ended June 30, 2023 and 2022, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$92,103	$86,841	$62,411	$57,474
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 7.36% and 7.44% per annum as of June 30, 2023 and December 31, 2022, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.79% to 9.40% and 5.76% to 8.83% as of June 30, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and six months ended June 30, 2023 and 2022, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2023
The following table summarizes net operating income by segment for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$7,460	$3,979	$3,481	$7,347	$3,905	$3,442
Other property income	222	222	—	228	228	—
Total revenues	7,682	4,201	3,481	7,575	4,133	3,442
Property operating and real estate tax expenses	3,634	1,923	1,711	3,414	1,882	1,532
Net operating income	$4,048	$2,278	$1,770	$4,161	$2,251	$1,910
Non-allocated expenses (1)	(5,373)			(5,164)
Other income and expenses (2)	(790)			(581)
Net income attributable to non-controlling interests	(14)			—
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,129)			$(1,584)
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$14,878	$7,945	$6,933	$15,305	$7,825	$7,480
Other property income	434	434	—	444	431	13
Total income	15,312	8,379	6,933	15,749	8,256	7,493
Property operating and real estate tax expenses	7,232	3,878	3,354	6,780	3,765	3,015
Net operating income	$8,080	$4,501	$3,579	$8,969	$4,491	$4,478
Non-allocated expenses (1)	(10,460)			(10,167)
Loss on sale of investment properties, net	—			(6)
Other income and expenses (2)	(1,445)			(1,268)
Net income attributable to non-controlling interests	(20)			(2)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,845)			$(2,474)

Balance Sheet Data
Real estate assets, net	$271,442	$168,826	$102,616	$278,163	$173,702	$104,461
Non-segmented assets (3)	68,577			39,719
Total assets	$340,019			$317,882
Capital expenditures	$927	$342	$585	$193	$165	$28
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
June 30, 2023
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
During the six months ended June 30, 2023, the Company granted 357 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.28. During the six months ended June 30, 2022, the Company granted 345 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.29.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of June 30, 2023, 16,038 shares were available for future issuance under the Incentive Award Plan.
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and broker commission. The total cost commitment was estimated to be approximately $9,100. As of June 30, 2023, we estimate that remaining costs to be paid under this commitment are approximately $673. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $12,300. As of June 30, 2023, we estimate remaining costs under this commitment are approximately $10,800.
12. Subsequent Events
We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued, noting none.

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
As of June 30, 2023, our portfolio of investment properties included  twelve multi-family, three retail, one office and two industrial properties, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three and six months ended June 30, 2023 and 2022.
Basis of Presentation
The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the “Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to non-controlling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2022 contained in the Company’s latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2023 there were no asset dispositions. During the six months ended June 30, 2022, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
Key performance indicators are as follows:

	As of June 30,
	2023	2022
Economic occupancy (1)	74.4%	74.5%
Rent per square foot (2)	$16.61	$14.68
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Net loss	$(2,115)	$(1,584)	$531	33.5%	$(3,825)	$(2,472)	$1,353	54.7%
Net loss increased $0.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to an increase in real estate tax and interest expenses, partially offset by an increase in interest income.
Net loss increased $1.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to decreased revenues and increased real estate tax and interest expenses, partially offset by an increase in interest income.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three and six months ended June 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Income:
Rental income	$7,460	$7,347	$113	1.5%	$14,878	$15,305	$(427)	(2.8)%
Other property income	222	228	(6)	(2.6)%	434	444	(10)	(2.3)%
Total revenues	$7,682	$7,575	$107	1.4%	$15,312	$15,749	$(437)	(2.8)%
Total revenues increased $0.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to increased rent per square foot on the portfolio.
Total revenues decreased $0.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to the sale of State Street Market in March 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022. This decrease is partially offset by additional tenant recovery income earned from a tenant at Trimble as well as increased rent per square foot on the portfolio.

The following table presents the changes in our expenses for the three and six months ended June 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Expenses:
Property operating expenses	$2,102	$2,084	$18	0.9%	$4,307	$4,344	$(37)	(0.9)%
Real estate taxes	1,532	1,330	202	15.2%	2,925	2,436	489	20.1%
Depreciation and amortization	2,609	2,595	14	0.5%	5,179	5,233	(54)	(1.0)%
General and administrative expenses	2,764	2,569	195	7.6%	5,281	4,934	347	7.0%
Total expenses	$9,007	$8,578	$429	5.0%	$17,692	$16,947	$745	4.4%
Property operating expenses remained relatively consistent during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.
Real estate taxes increased $0.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to higher estimates of expense on our Trimble and Sherman Plaza investment properties.
Real estate taxes increased $0.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to higher estimates of expense on our Trimble and Sherman Plaza investment properties and adjustments that decreased the real estate tax estimate as a result of the sale of State Street Market during the three months ended March 31, 2022.
Depreciation and amortization remained relatively consistent during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.
General and administrative expense increased $0.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to increased salaries as a result of annual increases and increased legal costs related to new employment contracts for our named executives.
General and administrative expense increased $0.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, for the same reasons as described above.
The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Other income and (expenses):
Interest income	$385	$7	$378	5,400.0%	$515	$9	$506	5,622.2%
Loss on sale of investment properties, net	—	—	—	—%	—	(6)	6	(100.0)%
Interest expense	(1,175)	(588)	587	99.8%	(1,960)	(1,277)	683	53.5%
Interest income increased $0.4 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to higher interest rates and higher cash balances maintained.
Interest income increased $0.5 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due to the same reasons as described above.
During the six months ended June 30, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market. There were no sales of investment properties during the three and six months ended June 30, 2023 or the three months ended June 30, 2022.

Interest expense increased $0.6 million during the three months ended June 30, 2023, as compared to the same period in 2022, due to interest on four new mortgage loans: Kenilworth Court, entered into in June 2022, The Lafayette, entered into in June 2022, Tennyson, entered into in January 2023 and Trimble, entered into in April 2023.
Interest expense increased $0.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, for the same reasons as described above. Partially offsetting this increase is a decrease in expense resulting from the sale of State Street Market in March 2022.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of June 30, 2023, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2023	2	1,800	$37	0.2%	0.4%	$20.38
2024	5	32,956	648	3.7%	6.4%	19.67
2025	17	102,622	1,444	11.7%	14.3%	14.07
2026	3	10,441	329	1.2%	3.3%	31.52
2027	5	502,032	2,475	57.0%	24.6%	4.93
2028	7	30,202	624	3.5%	6.2%	20.65
2029	3	53,972	747	6.1%	7.4%	13.84
2030	1	2,790	75	0.3%	0.7%	27.00
2031	—	—	—	—%	—%	—
2032	2	8,800	176	1.0%	1.7%	19.98
MTM	2	8,169	42	0.9%	0.4%	5.14
Thereafter	3	126,928	3,482	14.4%	34.6%	27.44
Grand Total	50	880,712	$10,079	100.0%	100.0%	$11.44
The following table represents new and renewed leases that commenced during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	1	96,780	$25.56	16.0
Renewals	4	34,180	14.76	2.93	2	8,608	28.25	3.3
Total	4	34,180	$14.76	2.93	3	105,388	$25.78	15.0
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
Liquidity and Capital Resources
As of June 30, 2023, we had $52.5 million of cash and cash equivalents, and $3.5 million of restricted cash and escrows.
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

Certain of our assets have lease maturities within the next two years. If the leases are not renewed or replaced, we expect that our cash flows from operations will be reduced. Significant lease maturities include Old Navy at Market at Hilliard expiring in August 2024, Michael’s at Market at Hilliard expiring in February 2025, Marshalls at Buckhorn Plaza expiring in May 2025 and Office Max at Market at Hilliard expiring in May 2025.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and broker commission. The total cost commitment was estimated to be approximately $9.1 million. As of June 30, 2023, we estimate that remaining costs to be paid under this commitment are approximately $0.7 million. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $12.3 million. As of June 30, 2023, we estimate remaining costs under this commitment are approximately $10.8 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of June 30, 2023 and December 31, 2022 was $92.1 million and $62.4 million, respectively, with a weighted average interest rate of 4.58% and 4.12% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of June 30, 2023 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of June 30, 2023	Weighted average interest rate
2023 (remaining)	$17,286	3.28%	(1)
2024	—	—%
2025	20,000	5.86%
2026	24,000	4.56%
2027	11,302	3.99%
Thereafter	19,515	4.79%
Total	$92,103	4.58%
(1)    See below for discussion of the swap agreement entered into with the mortgage loan obtained in connection with the acquisition of The Locale. The weighted average interest rate reflected is the strike rate.
The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20.0 million, $4.0 million of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, provided certain criteria are met at the time of extension. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.86% for the term of the loan.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10.3 million. The loan matures on February 1, 2030, bears interest at a rate of 4.84% and requires interest-only payments for the duration of its 7-year term.

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
The Company’s mortgage and the related swap agreement on The Locale mature on September 1, 2023. The principal balance of this mortgage was $17.3 million at June 30, 2023 and the swap agreement entered into at the time of closing fixed the interest rate at 3.28%. Prior to maturity, the Company expects it will either exercise the one-year extension option provided for in the loan documents, which requires, among other criteria, that at the time of extension the mortgage is not in default and a minimum debt service coverage ratio and minimum loan to value ratio are met or will refinance the loan with an alternate lender.
As of June 30, 2023, one mortgage loan was guaranteed up to $4.0 million and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
LIBOR Reform
Following announcements by the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR’s publication, publication of most LIBOR settings ceased after December 31, 2021. Publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish SOFR in April 2018.
The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
As of June 30, 2023, the Company had one variable-rate mortgage with an interest rate swap to fix the rate at 3.28% that was indexed to one-month USD-LIBOR. The derivative instrument had an original notional amount of $18.8 million . In December 2022, the Company completed an amendment to the mortgage loan agreement to replace LIBOR and establish SOFR as the alternate rate for this mortgage and interest rate swap. The amendment did not have a material impact to the Company’s consolidated financial statements.
Summary of Cash Flows
Comparison of the six months ended June 30, 2023 and 2022

	(in thousands)
	Six Months Ended June 30,
	2023	2022
Net cash flows provided by operating activities	$791	$661
Net cash flows provided by (used in) investing activities	(1,535)	8,063
Net cash flows provided by (used in) financing activities	28,826	(135)
Net increase in cash and cash equivalents and restricted cash and escrows	28,082	8,589
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$56,000	$30,599

Cash provided by operating activities was $0.8 million for the six months ended June 30, 2023 and was $0.7 million for the six months ended June 30, 2022. The increase in cash provided by operating activities compared to the same period in 2022 is due primarily to cash received from new tenant Veeco Instruments at Trimble and increased base rent per square foot in the overall portfolio. This increase is partially offset by decreased resulting from the sale of State Street Market during the six months ended June 30, 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022.
Cash used in investing activities was $1.5 million for the six months ended June 30, 2023, compared to cash provided by investing activities of $8.1 million for the six months ended June 30, 2022. Cash provided by investing activities decreased $9.6 million compared to the same period in 2022 as a result of proceeds in the amount of $8.9 million from the sale of State Street Market during the six months ended June 30, 2022 and higher cash spend for capital expenditures and tenant improvements.
Cash provided by financing activities was $28.8 million for the six months ended June 30, 2023, compared to cash used in financing activities of $0.1 million for the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2023 included proceeds from new mortgages on Tennyson and Trimble, totaling $30.3 million, principal payments on mortgage debt in the amount of $0.6 million and payment of debt issuance costs of $0.9 million related to the Tennyson and Trimble mortgages. Cash used in financing activities for the six months ended June 30, 2022 included repayment of the State Street mortgage in conjunction with the property sale in the amount of $8.7 million, principal payments on mortgage debt in the amount of $0.5 million and payment of debt issuance costs of $0.2 million related to mortgage loans on Kenilworth Court and Lafayette. Cash used in financing activities is partially offset by proceeds from the two new mortgage loans closed during the period.
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
Distributions
For the six months ended June 30, 2023 and 2022, no cash distributions were paid by the Company.
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
Since the definition of FFO was promulgated by NAREIT, management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we may also use Adjusted Funds From Operations, or AFFO as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-listed REITs. AFFO is not equivalent to our net income or loss as determined under GAAP.
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
The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,129)	$(1,584)	$(3,845)	$(2,474)
Depreciation and amortization (1)	2,570	2,556	5,101	5,155
Loss on sale of investment properties	—	—	—	6
Funds From Operations	$441	$972	$1,256	$2,687

Funds From Operations per weighted average common shares, basic and diluted	$—	$—	$—	$—
Weighted average number of common shares outstanding, basic and diluted	$888,333	$885,302	$888,288	$885,262
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2023, our debt included two variable-rate mortgage loans, with principal balances of $17.3 million and $20.0 million, which have been swapped to fixed rates.
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
One of our interest rate swaps is indexed to USD-LIBOR. However, the interest rate swap agreement has provisions that allow for a transition to a new alternative rate, and we believe that the transition from USD-LIBOR to the alternative rate will not have a material impact on our consolidated financial statements.
As of June 30, 2023, we had two derivative financial instruments designated as a cash flow hedges, with original notional amounts of $18.8 million and $20.0 million and maturity dates of September 1, 2023 and April 6, 2025, respectively. The fair value of the derivatives was $0.5 million as of June 30, 2023 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
10.1	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.2	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.3	Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Kimberly Karas (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Richard Vance	August 10, 2023
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	August 10, 2023
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)