Form 10-Q
period 2023-09-30
Highlands REIT, Inc.
filed 2023-11-08
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 8, 2023 there were 888,599,872 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)

Investment properties
Land	$88,582	$79,726
Building and other improvements	296,304	272,232
Construction in progress	3,617	484
Total	388,503	352,442
Less accumulated depreciation	(84,468)	(76,888)
Net investment properties	304,035	275,554
Cash and cash equivalents	33,561	26,025
Restricted cash and escrows	1,801	1,893
Accounts receivable (net of allowance of $169 and $104 as of September 30, 2023 and December 31, 2022, respectively)	6,583	6,265
Intangible assets, net	645	—
Deferred costs and other assets, net	6,266	5,377
Total assets	$352,891	$315,114

Liabilities
Debt, net	$101,609	$61,658
Accounts payable and accrued expenses	14,011	11,084
Other liabilities	2,396	2,015
Total liabilities	118,016	74,757

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 888,600 and 888,243 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	8,886	8,882
Additional paid-in capital	1,412,733	1,412,637
Accumulated distributions in excess of net income	(1,187,196)	(1,181,567)
Accumulated other comprehensive income	427	326
Total Highlands REIT, Inc. stockholders’ equity	234,850	240,278
Non-controlling interests	25	79
Total equity	234,875	240,357
Total liabilities and equity	$352,891	$315,114

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$7,574	$7,321	$22,452	$22,626
Other property income	299	283	733	727
Total revenues	7,873	7,604	23,185	23,353

Expenses
Property operating expenses	2,307	2,229	6,614	6,573
Real estate taxes	1,449	1,400	4,374	3,836
Depreciation and amortization	2,628	2,596	7,807	7,829
General and administrative expenses	2,474	2,325	7,755	7,259
Total expenses	8,858	8,550	26,550	25,497
Loss on sale of investment properties, net	—	—	—	(6)
Loss from operations	(985)	(946)	(3,365)	(2,150)
Interest income	459	46	974	55
Interest expense	(1,268)	(705)	(3,228)	(1,982)
Net loss	(1,794)	(1,605)	(5,619)	(4,077)
Net (income) loss attributable to non-controlling interests	11	3	(10)	1
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,783)	$(1,602)	$(5,629)	$(4,076)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	888,600	885,567	888,393	885,365

Comprehensive loss
Net loss	$(1,794)	$(1,605)	$(5,619)	$(4,077)
Unrealized gain (loss) on derivatives	(37)	112	37	679
Total other comprehensive income (loss)	(37)	112	37	679
Comprehensive loss	(1,831)	(1,493)	(5,582)	(3,398)
Comprehensive (income) loss attributable to non-controlling interests	33	(14)	54	(101)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(1,798)	$(1,507)	$(5,528)	$(3,499)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net income (loss)	—	—	—	(890)	—	(890)	2	(888)
Other comprehensive income	—	—	—	—	327	327	58	385
Balance at March 31, 2022	885,222	$8,852	$1,411,818	$(1,174,795)	$125	$246,000	$34	$246,034
Net loss	—	—	—	(1,584)	—	(1,584)	—	(1,584)
Other comprehensive income	—	—	—	—	155	155	27	182
Share-based compensation	345	4	96	—	—	100	—	100
Balance at June 30, 2022	885,567	$8,856	$1,411,914	$(1,176,379)	$280	$244,671	$61	$244,732
Net loss	—	—	—	(1,602)	—	(1,602)	(3)	$(1,605)
Other comprehensive income	—	—	—	—	95	95	17	$112
Balance at September 30, 2022	885,567	$8,856	$1,411,914	$(1,177,981)	$375	$243,164	$75	$243,239

Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(1,716)	—	(1,716)	6	(1,710)
Other comprehensive loss	—	—	—	—	(115)	(115)	(20)	(135)
Balance at March 31, 2023	888,243	$8,882	$1,412,637	$(1,183,283)	$211	$238,447	$65	$238,512
Net income (loss)	—	—	—	(2,129)	—	(2,129)	14	(2,115)
Other comprehensive income (loss)	—	—	—	—	230	230	(21)	209
Share-based compensation	357	4	96	—	—	100	—	100
Balance at June 30, 2023	888,600	$8,886	$1,412,733	$(1,185,412)	$441	$236,648	$58	$236,706
Net loss	—	—	—	(1,784)	—	(1,784)	(10)	(1,794)
Other comprehensive loss	—	—	—	—	(14)	(14)	(23)	(37)
Balance at September 30, 2023	888,600	$8,886	$1,412,733	$(1,187,196)	$427	$234,850	$25	$234,875
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,619)	$(4,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,807	7,829
Amortization of below market leases	(8)	(22)
Amortization of debt discounts and financing costs	282	118
Straight-line rental income	(526)	(2,140)
Loss on sale of investment properties, net	—	6
Non-cash stock-based compensation expense	100	100
Changes in assets and liabilities:
Accounts and rents receivable, net	208	(48)
Deferred costs and other assets, net	(540)	(660)
Accounts payable and accrued expenses	1,693	1,270
Other liabilities	326	607
Net cash flows provided by operating activities	$3,723	$2,983
Cash flows from investing activities:
Capital expenditures and tenant improvements	(3,095)	(392)
Acquisition of investment properties, net	(21,288)	—
Proceeds from sale of investment properties, net	—	8,938
Payment of leasing fees	(307)	(709)
Net cash flows provided by (used in) investing activities	$(24,690)	$7,837
Cash flows from financing activities:
Payment of debt issuance costs	(1,001)	(222)
Payoff of debt	—	(8,677)
Proceeds from debt	30,250	9,265
Principal payments of debt	(838)	(723)
Net cash flows provided by (used in) financing activities	$28,411	$(357)
Net increase in cash and cash equivalents and restricted cash and escrows	7,444	10,463
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$35,362	$32,473

Cash and cash equivalents	$33,561	$30,680
Restricted cash and escrows	1,801	1,793
Cash and cash equivalents and restricted cash and escrows, at end of period	$35,362	$32,473

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flows information:
Cash paid for interest	$2,716	$1,874

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$2,389	$414
Assumption of mortgage debt on acquired properties, net of debt discount	$11,258	$—

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
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
On April 28, 2016, Highlands was spun-off from InvenTrust through a pro rata distribution by InvenTrust of 100% of the outstanding shares of common stock, $0.01 par value per share (the “Common Stock”), of Highlands to holders of record of InvenTrust’s common stock as of the close of business on April 25, 2016 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every one share of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). As a result, Highlands became an independent, self-advised, non-listed public company. Highlands has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes commencing with Highlands’ short taxable year ending December 31, 2016.
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2023, we have an approximate 85% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $9,000. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of September 30, 2023 and December 31, 2022, the Company owned 20 and 19 investment properties, respectively, and one parcel of unimproved land.
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
September 30, 2023
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
Consolidation
As of September 30, 2023 and December 31, 2022, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2023 is $24,236 of assets and $17,966 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 is $24,926 of assets and $18,028 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. During the nine months ended September 30, 2023, the Company acquired one multi-family investment property for a gross acquisition price of $34,497. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $297.

Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, California	September 20, 2023	$34,497

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
The purchase price has been allocated as follows:

Land	$8,856
Building and other improvements	22,876
Intangible assets, net	645
Deferred costs and other assets	190
Total assets	32,567

Intangible liabilities, net	(21)
Debt discount on mortgage assumption	1,951
Total liabilities	1,930

Total acquisition price	$34,497
There were no investment property acquisitions during the nine months ended September 30, 2022.
4. Disposed Investment Properties
There were no investment property dispositions during the nine months ended September 30, 2023.
The following table reflects the investment property dispositions during the nine months ended September 30, 2022. The Company recognized a net loss on sale of investment properties of $6.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued real estate taxes	$7,013	$6,430
Accrued compensation	2,790	742
Accrued interest payable	438	208
Other accrued expenses	3,770	3,704
Total accounts payable and accrued expenses	$14,011	$11,084
6. Leases
Leasing as a lessor
We lease multifamily investment properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of September 30, 2023.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income related to fixed lease payments	$6,474	$6,248	$19,062	$19,260
Lease income related to variable lease payments (1)	1,100	1,073	3,390	3,266
Other	299	283	733	727
Total revenues	$7,873	$7,604	$23,185	$23,253
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of September 30, 2023, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Apartment leases are not included as the terms are generally for one year or less.

2023 (remaining)	$2,572
2024	12,796
2025	11,883
2026	11,638
2027	10,888
Thereafter	72,069
Total	$121,846
7. Debt
Total debt outstanding as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Debt, gross	$105,032	$62,411
Mortgage discount	(2,129)	(212)
Deferred financing costs, net	(1,294)	(541)
Total Debt, Net	$101,609	$61,658
As of September 30, 2023, the Company’s outstanding mortgage indebtedness included ten mortgage loans with various maturities through December 2034, as follows:

Debt maturing during the year ended December 31,	As of September 30, 2023	Weighted average interest rate
2023 (remaining)	$—	—%
2024	17,182	7.34%	(1)
2025	20,000	5.86%	(1)
2026	23,873	4.56%
2027	11,253	3.99%
Thereafter	32,724	4.71%
Total	$105,032	5.25%
(1)    See below for discussion of the swap agreements entered into with the mortgage loans obtained on The Locale and Trimble. The weighted average interest rate reflected is the fixed swap rate.
On September 20, 2023, in connection with the acquisition of The Q Lofts, the Company assumed two mortgage loans with an aggregate principal amount of $11,258, net of a debt discount of $1,951. The contractual interest rate and terms of the assumed

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
mortgage loans were marked to market as of the acquisition date. According to the terms of the loan agreements, the contractual fixed interest rates are 4.61% and 4.50% and each of the loans require payment of principal and interest through their December 31, 2032 maturity date.
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
The Company obtained two loans on June 30, 2022 which were each secured by a mortgage encumbering one of the Company’s multi-family investment properties. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3,784, and the loan secured by a mortgage on The Lafayette has a principal amount of $5,481. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payments for the duration of their 10-year term.

The Company’s mortgage and the related swap agreement on The Locale had an initial maturity date of September 1, 2023. As previously disclosed, prior to the initial maturity date, the Company exercised the one-year extension option provided for in the loan documents and entered into a new swap agreement to fix the interest rate at 7.34% and extend the maturity date to September 1, 2024. The principal balance of this mortgage was $17,182 at September 30, 2023.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related asset. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related asset, or in the event that the estimated asset value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the asset to the lender or permitting a lender to foreclose. As of September 30, 2023, the Company guaranteed one mortgage loan up to $4,000 and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of September 30, 2023 and December 31, 2022, the Company was in compliance with such covenants.
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
September 30, 2023
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2023, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $18,750 (also outstanding as of December 31, 2022) and $20,000 and with maturity dates of September 1, 2024 and April 6, 2025, respectively. These derivatives are interest rate swaps that are measured at fair value on a recurring basis.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income (loss) related to our derivative financial instruments was $(37) and $37 for the three and nine months ended September 30, 2023, respectively, and $112 and $679 for the three and nine months ended September 30, 2022, respectively.
Amounts reported in accumulated other comprehensive gain related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $230 will be reclassified as a decrease to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$462	$—	$462
Classified as “Other liabilities”	$—	$(41)	$—	$(41)

	December 31, 2022
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Deferred costs and other assets, net”	$—	$383	$—	$383
The fair value of our derivative financial instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2023 and 2022, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$105,032	$96,957	$62,411	$57,474
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 7.62% and 7.44% per annum as of September 30, 2023 and December 31, 2022, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 6.35% to 9.49% and 5.76% to 8.83% as of September 30, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
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
During the three and nine months ended September 30, 2023 and 2022, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
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
The following table summarizes net operating income by segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Lease income	$7,574	$4,113	$3,461	$7,321	$3,918	$3,403
Other property income	299	299	—	283	283	—
Total revenues	7,873	4,412	3,461	7,604	4,201	3,403
Property operating and real estate tax expenses	3,756	2,150	1,606	3,629	1,996	1,633
Net operating income	$4,117	$2,262	$1,855	$3,975	$2,205	$1,770
Non-allocated expenses (1)	(5,102)			(4,921)
Other income and expenses (2)	(809)			(659)
Net income attributable to non-controlling interests	11			3
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,783)			$(1,602)
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$22,452	$12,057	$10,395	$22,626	$11,743	$10,883
Other property income	733	733	—	727	713	14
Total income	23,185	12,790	10,395	23,353	12,456	10,897
Property operating and real estate tax expenses	10,988	6,028	4,960	10,409	5,761	4,648
Net operating income	$12,197	$6,762	$5,435	$12,944	$6,695	$6,249
Non-allocated expenses (1)	(15,562)			(15,088)
Loss on sale of investment properties, net	—			(6)
Other income and expenses (2)	(2,254)			(1,927)
Net income attributable to non-controlling interests	(10)			1
Net loss attributable to Highlands REIT, Inc. common stockholders	$(5,629)			$(4,076)

Balance Sheet Data
Real estate assets, net (3)	$304,680	$199,941	$104,739	$275,836	$172,353	$103,483
Non-segmented assets (4)	48,211			42,208
Total assets	$352,891			$318,044
Capital expenditures	$3,095	$1,051	$2,044	$392	$285	$107
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Real estate assets include intangible lease assets, net of amortization.
(4)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts receivable and deferred costs and other assets.
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
During the nine months ended September 30, 2023, the Company granted 357 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.28. During the nine months ended September 30, 2022, the Company granted 345 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.29.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of September 30, 2023, 16,038 shares were available for future issuance under the Incentive Award Plan.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2023
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and broker commission. The total cost commitment was estimated to be approximately $9,100. As of September 30, 2023, we estimate that remaining costs to be paid under this commitment are approximately $673. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13,200. As of September 30, 2023, we estimate remaining costs under this commitment are approximately $9,000.
On October 24, 2023, the Company announced that it had commenced a modified “Dutch Auction” self-tender offer to purchase up to $20,000 in value of shares of the Company’s common stock (the “Offer”). If more than $20,000 in value of shares are properly tendered in the Offer and not properly withdrawn, the Company will have the ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding shares (resulting in a proportionate increase in the dollar volume purchased by up to approximately $2,100 assuming a purchase price at the low end of the anticipated purchase price range or $3,000 assuming a purchase price at the high end of the range) without amending or extending the offer in accordance with rules promulgated by the Securities and Exchange Commission. The Offer expires on November 21, 2023. Highlands expects to fund the Offer with cash on hand. The terms and conditions of the Offer are further described in the Tender Offer Statement on Schedule TO filed by the Company on October 24, 2023.
13. Subsequent Events
On October 17, 2023, the Company obtained a loan which is secured by a mortgage encumbering The Muse, one of the Company’s multi-family investment properties. The loan secured by this mortgage has a principal amount of approximately $19,500, bears interest at a rate equal to 2.06% over the 30-day average SOFR and matures on November 1, 2033. We are required to maintain an interest rate cap contract throughout the term of the loan, capping interest at 7.44%.
On October 24, 2023, the Company announced that it had commenced a modified “Dutch Auction” self-tender offer to purchase for cash up to $20,000 in value of shares of the Company’s common stock (the “Offer”). The Offer expires on November 21, 2023. Highlands expects to fund the Offer with cash on hand.

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
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of assets, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interests of the Company to seek to reinvest in assets that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for future potential liquidity options and maximize shareholder value. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made. With this strategy in mind, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elect to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wish to remain invested in the Company. We believe that the tender offer provides an efficient mechanism to provide our stockholders who desire immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who do not participate, as such stockholders will automatically increase their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of September 30, 2023, our portfolio of investment properties included  thirteen multi-family, three retail, one office and two industrial properties, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.
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
Acquisition and Disposition Activity
During the nine months ended September 30, 2023, we acquired one multi-family investment property.

Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, California	September 20, 2023	$34,497
There were no asset acquisitions during the nine months ended September 30, 2022.
During the nine months ended September 30, 2023 there were no asset dispositions. During the nine months ended September 30, 2022, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment property:

			(in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, Illinois	March 10, 2022	$9,000	$8,938	$(6)

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Key performance indicators are as follows:

	As of September 30,
	2023	2022
Economic occupancy (1)	79.9%	75.2%
Rent per square foot (2)	$16.92	$15.02
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Net loss	$(1,794)	$(1,605)	$189	11.8%	$(5,619)	$(4,077)	$1,542	37.8%
Net loss increased $0.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to an increase in interest expense, partially offset by an increase in interest income.
Net loss increased $1.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to increased real estate tax, general and administrative and interest expenses, partially offset by an increase in interest income.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three and nine months ended September 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Income:
Rental income	$7,574	$7,321	$253	3.5%	$22,452	$22,626	$(174)	(0.8)%
Other property income	299	283	16	5.7%	733	727	6	0.8%
Total revenues	$7,873	$7,604	$269	3.5%	$23,185	$23,353	$(168)	(0.7)%
Total revenues increased $0.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to increased occupancy and rent per square foot on the portfolio.
Total revenues decreased $0.2 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the sale of State Street Market in March 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022. This decrease is partially offset by additional tenant recovery income earned from a tenant at Trimble as well as increased occupancy and rent per square foot on the portfolio.

The following table presents the changes in our expenses for the three and nine months ended September 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Expenses:
Property operating expenses	$2,307	$2,229	$78	3.5%	$6,614	$6,573	$41	0.6%
Real estate taxes	1,449	1,400	49	3.5%	4,374	3,836	538	14.0%
Depreciation and amortization	2,628	2,596	32	1.2%	7,807	7,829	(22)	(0.3)%
General and administrative expenses	2,474	2,325	149	6.4%	7,755	7,259	496	6.8%
Total expenses	$8,858	$8,550	$308	3.6%	$26,550	$25,497	$1,053	4.1%
Property operating expenses remained relatively consistent during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022.
Real estate taxes remained relatively consistent during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Real estate taxes increased $0.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to higher estimates of expense on our Trimble and Sherman Plaza investment properties and adjustments that decreased the real estate tax estimate as a result of the sale of State Street Market during the three months ended March 31, 2022.
Depreciation and amortization remained relatively consistent during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022.
General and administrative expense increased $0.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to increased salaries as a result of annual increases.
General and administrative expense increased $0.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, for the same reasons as described above.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2023 and 2022.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Other income and (expenses):
Interest income	$459	$46	$413	897.8%	$974	$55	$919	1,670.9%
Loss on sale of investment properties, net	—	—	—	—%	—	(6)	6	(100.0)%
Interest expense	(1,268)	(705)	563	79.9%	(3,228)	(1,982)	1,246	62.9%
Interest income increased $0.4 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to higher interest rates and higher cash balances maintained.
Interest income increased $0.9 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due to the same reasons as described above.
During the nine months ended September 30, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market. There were no sales of investment properties during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022.

Interest expense increased $0.6 million during the three months ended September 30, 2023, as compared to the same period in 2022, due to interest on three new mortgage loans: Tennyson, entered into in January 2023, Trimble, entered into in April 2023 and The Q Lofts assumed as part of the acquisition of this multi-family investment property in September 2023.
Interest expense increased $1.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to interest on five new mortgage loans entered into during the periods. Partially offsetting this increase is a decrease in expense resulting from the sale of State Street Market in March 2022.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family leases, as of September 30, 2023, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2023	1	600	$13	0.1%	0.1%	$21.00
2024	6	38,250	648	3.9%	6.3%	16.94
2025	17	102,622	1,447	10.6%	14.0%	14.10
2026	3	10,441	329	1.1%	3.2%	31.52
2027	5	502,032	2,485	51.8%	24.1%	4.95
2028	8	31,402	650	3.2%	6.3%	20.70
2029	8	61,300	1,324	6.3%	12.8%	21.60
2030	2	4,493	147	0.5%	1.4%	32.63
2031	—	—	—	—%	—%	—
2032	2	8,800	179	0.9%	1.7%	20.29
MTM	1	2,875	42	0.3%	0.4%	14.61
Thereafter	4	207,053	3,054	21.3%	29.7%	14.75
Grand Total	57	969,868	$10,318	100.0%	100.0%	$10.64
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	80,940	$30.61	15.45	1	96,780	$25.56	16.0
Renewals	5	35,380	15.01	3.00	3	11,504	29.87	3.3
Total	7	116,320	$25.87	11.66	4	108,284	$26.02	14.7
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
Liquidity and Capital Resources
As of September 30, 2023, we had $33.6 million of cash and cash equivalents, and $1.8 million of restricted cash and escrows.
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

Certain of our investment properties have commercial lease maturities within the next two years. If the leases are not renewed or replaced, we expect that our cash flows from operations will be reduced. Significant lease maturities include Old Navy at Market at Hilliard expiring in August 2024, Michael’s at Market at Hilliard expiring in February 2025, Marshalls at Buckhorn Plaza expiring in May 2025 and Office Max at Market at Hilliard expiring in May 2025.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and broker commission. The total cost commitment was estimated to be approximately $9.1 million. As of September 30, 2023, we estimate that remaining costs to be paid under this commitment are approximately $0.7 million. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease are expected to commence in January 2024. The lease requires significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13.2 million. As of September 30, 2023, we estimate remaining costs under this commitment are approximately $9.0 million.
On October 24, 2023, the Company announced that it had commenced a modified “Dutch Auction” self-tender offer to purchase up to $20 million in value of shares of the Company’s common stock (the “Offer”). If more than $20 million in value of shares are properly tendered in the Offer and not properly withdrawn, the Company will have the ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding shares (resulting in a proportionate increase in the dollar volume purchased by up to approximately $2.1 million assuming a purchase price at the low end of the anticipated purchase price range or $3.0 million assuming a purchase price at the high end of the range) without amending or extending the offer in accordance with rules promulgated by the Securities and Exchange Commission. The Offer expires on November 21, 2023. Highlands expects to fund the Offer with cash on hand. The terms and conditions of the Offer are further described in the Tender Offer Statement on Schedule TO filed by the Company on October 24, 2023.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of September 30, 2023 and December 31, 2022 was $105.0 million and $62.4 million, respectively, with a weighted average interest rate of 5.25% and 4.12% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2023 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2023	Weighted average interest rate
2023 (remaining)	$—	—%
2024	17,182	7.34%	(1)
2025	20,000	5.86%	(1)
2026	23,873	4.56%
2027	11,253	3.99%
Thereafter	32,724	4.71%
Total	$105,032	5.25%
(1)    See below for discussion of the swap agreements entered into with the mortgage loans obtained on The Locale and Trimble. The weighted average interest rate reflected is the fixed swap rate.
On September 20, 2023, in connection with the acquisition of The Q Lofts, the Company assumed two mortgage loans with an aggregate principal amount of $11.3 million, net of a debt discount of $2.0 million. The contractual interest rate and terms of the assumed mortgage loans were marked to market as of the acquisition date. According to the terms of the loan agreements, the contractual fixed interest rates are 4.61% and 4.50% and each of the loans require payment of principal and interest through their December 31, 2032 maturity date.
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
The Company obtained two loans on June 30, 2022 which were each secured by a mortgage encumbering one of the Company’s multi-family investment properties. The loan secured by a mortgage on Kenilworth Court has a principal amount of $3.8 million, and the loan secured by a mortgage on The Lafayette has a principal amount of $5.5 million. Both loans mature on July 1, 2032, bear interest at a fixed rate of 4.74% and require interest-only payments for the duration of their entire 10-year term.
The Company’s mortgage and the related swap agreement on The Locale had an initial maturity date of September 1, 2023. As previously disclosed, prior to the initial maturity date, the Company exercised the one-year extension option provided for in the loan documents and entered into a new swap agreement to fix the interest rate at 7.34% and extend the maturity date to September 1, 2024. The principal balance of this mortgage was $17.2 million at September 30, 2023.
As of September 30, 2023, one mortgage loan was guaranteed up to $4.0 million and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Summary of Cash Flows
Comparison of the nine months ended September 30, 2023 and 2022

	(in thousands)
	Nine Months Ended September 30,
	2023	2022
Net cash flows provided by operating activities	$3,723	$2,983
Net cash flows provided by (used in) investing activities	(24,690)	7,837
Net cash flows provided by (used in) financing activities	28,411	(357)
Net increase in cash and cash equivalents and restricted cash and escrows	7,444	10,463
Cash and cash equivalents and restricted cash and escrows, at beginning of period	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of period	$35,362	$32,473
Cash provided by operating activities was $3.7 million for the nine months ended September 30, 2023 and was $3.0 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities compared to the same period in 2022 is due primarily to cash received from new tenant Veeco Instruments at Trimble and increased base rent per square foot in the overall portfolio. This increase is partially offset by decreases resulting from the sale of State Street Market during the nine months ended September 30, 2022 and the expiration of the Fitness International lease at Sherman Plaza in April 2022.

Cash used in investing activities was $24.7 million for the nine months ended September 30, 2023, compared to cash provided by investing activities of $7.8 million for the nine months ended September 30, 2022. Cash used in investing activities increased $32.5 million compared to the same period in 2022 as a result of the acquisition of The Q Lofts totaling $21.3 million and higher cash spent for capital expenditures and tenant improvements. Partially offsetting this increase in cash used was proceeds in the amount of $8.9 million from the sale of State Street Market during the nine months ended September 30, 2022.
Cash provided by financing activities was $28.4 million for the nine months ended September 30, 2023, compared to cash used in financing activities of $0.4 million for the nine months ended September 30, 2022. Cash provided by financing activities for the nine months ended September 30, 2023 included proceeds from new mortgages on Tennyson and Trimble, totaling $30.3 million, principal payments on mortgage debt in the amount of $0.8 million and payment of debt issuance costs of $1.0 million related to the Tennyson and Trimble mortgages. Cash used in financing activities for the nine months ended September 30, 2022 included repayment of the State Street mortgage in conjunction with the property sale in the amount of $8.7 million, principal payments on mortgage debt in the amount of $0.7 million and payment of debt issuance costs of $0.2 million related to mortgage loans on Kenilworth Court and Lafayette. Cash used in financing activities is partially offset by proceeds from the two new mortgage loans closed during the period.
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
Distributions
For the nine months ended September 30, 2023 and 2022, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,783)	$(1,602)	$(5,629)	$(4,076)
Depreciation and amortization (1)	2,589	2,557	7,689	7,712
Loss on sale of investment properties	—	—	—	6
Funds From Operations	$806	$955	$2,060	$3,642

Funds From Operations per weighted average common shares, basic and diluted	$—	$—	$—	$—
Weighted average number of common shares outstanding, basic and diluted	$888,600	$885,567	$888,393	$885,365
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2023, our debt included two variable-rate mortgage loans, with principal balances of $17.2 million and $20.0 million, which have been swapped to fixed rates.
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
As of September 30, 2023, we had two derivative financial instruments designated as a cash flow hedges, with original notional amounts of $18.8 million and $20.0 million and maturity dates of September 1, 2024 and April 6, 2025, respectively. The fair value of the derivatives was $0.5 million and $(0.04) million, respectively, as of September 30, 2023 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date
/s/ Richard Vance	November 8, 2023
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 8, 2023
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)