Form 10-K
period 2023-12-31
Highlands REIT, Inc.
filed 2024-03-14
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☑ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐ Yes ☑ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $248.8 million, based on the estimated per share value of $0.28 as established by the registrant on December 15, 2022.

As of March 13, 2024 there were 721,670,944 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders expected to be held on May 9, 2024.

i

Part I
Disclosure Regarding Forward-Looking Statements.
References to “Highlands,” the “Company,” “we” or “us” are to Highlands REIT, Inc. as well as all of Highlands' wholly-owned and consolidated subsidiaries.
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our investment properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our investment properties at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, including the ongoing hostilities in Ukraine and Israel and their worldwide economic impact; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future; and the risks, uncertainties and factors set forth in this Annual Report on Form 10-K.
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
This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that are special use, single-tenant or build-to-suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such investment properties are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate properties. These factors also significantly limit our investment property disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for future potential liquidity options.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of investment properties, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interest of the Company to seek to reinvest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for future potential liquidity options and maximize shareholder value. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made.
With this strategy in mind, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations. On December 8, 2023, the tender offer closed with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of December 31, 2023, our portfolio of investment properties consisted of thirteen multi-family, three retail, one office and two industrial properties, one correctional facility and one parcel of unimproved land, which are all located in the United States. We currently have two business segments, consisting of multi-family and other (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties.
Disposition Policy
We evaluate each of our investment properties on a rigorous and ongoing basis in an effort to optimize and enhance the total value of our portfolio. In furtherance of this strategy, for the foreseeable future, we anticipate disposing of select “non-core” investment properties that are not generating income or have unfavorable risk-adjusted returns and generally, using the proceeds from such sales to prepare other “non-core” investment properties for sale or invest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties.
The determination of when a particular investment property should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether such disposition will better position the portfolio for a potential future liquidity event, prevailing and projected economic and market conditions, the cash flow being generated by a particular investment property, tax implications of a disposition, investment opportunities for any cash proceeds, debt characteristics of the investment property, and whether the value of the investment properties is anticipated to decline or increase. The timing of any disposition will depend upon then-prevailing economic and market conditions and the factors described above, which could result in differing holding periods among the investment properties. There can be no assurance that dispositions will occur as planned, on acceptable terms, or within our desired timing.
Financing Strategy
Certain of our investment properties are currently encumbered by debt, and debt financing may be used from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management's Discussion and Analysis - Borrowings,” and Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
As of December 31, 2023, the Company guaranteed one mortgage loan up to $4 million and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Competition
We are subject to significant competition in seeking tenants for the leasing of our investment properties, buyers for the sale of investment properties and sellers for the acquisition of investment properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. We also face competition from other real estate investment programs for buyers, sellers and tenants that may be suitable for us. We perceive there to be a lower level of competition for certain investment properties in our portfolio based on, among other things, the characteristics of such investment properties, the number of willing buyers and the volume of transactions in their respective markets, which may make it challenging for us to sell these investment properties or attract tenants. Many of our retail tenants face intense competition from online retailers, which impacts demand for our brick-and-mortar retail real estate. A shift to e-commerce sales may adversely impact our retail tenants' sales thus causing those retailers to reduce the number of their retail locations in the future.

Human Capital Management
As of December 31, 2023, we had eight full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.

Environmental & Other Government Regulation
As an owner of real estate, we are subject to various U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investment properties.
Compliance with existing environmental and other laws and regulations has not had a material effect on our financial condition or results of operations, and management does not believe it will have a material effect in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on investment properties in which we hold an interest, or on investment properties that may be acquired directly or indirectly in the future.
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
•We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our investment properties.
•Our legacy portfolio includes investment properties that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them difficult to lease, finance or sell.
•Many of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
•Economic and market conditions could negatively impact our business, results of operations and financial condition.
•The uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, could adversely affect our and our tenants' financial condition and operations.
•Our ongoing business strategy involves the selling of investment properties; however, we may be unable to sell an investment property at acceptable terms and conditions, if at all.
•We may not successfully implement our strategy, in which case you may have to hold your investment for an indefinite period.
•Real estate is a competitive business.
•Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our investment properties could materially and adversely affect our financial condition and results of operations.
•There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
•Our investment properties may be subject to impairment charges that may materially affect our financial results.
•Many real estate costs and certain operating costs are fixed, even if revenue from our investment properties decreases.
•Operating and other expenses may increase in the future, which may cause our cash flow and our operating results to decrease.
•Our revenue from our retail investment properties will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect our financial condition, cash flows and results of operations.
•Government or public resistance to privatization of correctional facilities could negatively impact our future tenants, if any, and our ability to dispose of this investment property, which could have an adverse impact on our business, financial condition or results of operations.

•We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our business, financial condition or results of operations.
•We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruptions present risks and could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation.
•If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying investment property sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
•Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
•Due to volatility in the financial markets, challenging economic conditions and distressed investment properties within our portfolio, it may be difficult for us to obtain debt financing or refinancing on favorable terms, or at all, and to service any future indebtedness that we may incur.
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
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. In the future, we may utilize loan programs sponsored by these entities as a source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Department of the Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family properties and, as a result, may adversely affect our future growth and operations.
We may be unable to renew our commercial leases, lease vacant space or re-lease space as leases expire, thereby increasing or prolonging vacancies.
We cannot assure you that leases will be renewed or that our investment properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our investment properties are special-use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these investment properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or other improvements or provide additional services to our tenants. Portions of our investment properties may remain vacant for extended periods of time. If the rental rates for our investment properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

We may be unable to lease or dispose of our correctional facility on acceptable terms or at all.

The lease with GEO on our correctional facility expired in January of 2020 and GEO has vacated the facility. We expect the investment property to remain vacant for years to come.  We cannot assure you that we will be able to lease or dispose of the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific-purpose properties that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing or selling correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Namely, on January 26, 2021, President Biden issued an executive order directing the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately operated criminal detention facilities. This executive order or similar government actions could limit the number of potential tenants or buyers for our Hudson correctional facility. Further, if we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition, finance or sell this investment property. If we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our investment properties.
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions, may adversely affect one or more of our tenants. For example, business failures and downsizing can affect the tenants of our office and industrial investment properties. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one investment property or space at more than one investment property. As a result, the financial failure of one tenant could increase vacancy at more than one investment property or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could make our investment properties difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.
In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our investment property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its assets, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term, and may not recover any balances at all.
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

Our legacy portfolio includes investment properties that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them difficult to lease, finance or sell.
Our legacy portfolio includes investment properties that are special use, single-tenant and/or build-to-suit; face unresolved legal issues; are aging or functionally obsolete; or have sub-optimal leasing metrics, which may make them relatively illiquid compared to other types of real estate properties. With these investment properties, if the current lease is terminated or not renewed, we may be required to make significant capital expenditures to reposition the investment property or make rent concessions in order to lease the investment property to another tenant, finance or sell the investment property.
Many of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
Certain of our investment properties are located in weak markets or submarkets. These markets may be experiencing economic slowdowns, little or no job growth, and/or high numbers of vacancies. Also, with respect to our retail investment properties, a shift toward increased e-commerce sales could adversely impact the demand for our retail investment properties if retail tenants reduce the number of their brick-and-mortar locations. The weakness of an investment property’s market or submarket may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties, which could have a material adverse effect on our financial condition, cash flows or results of operations.
Economic and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our investment properties are located, including any dislocations in the credit markets. Global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflicts in Ukraine and Israel, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. These conditions may materially affect our tenants, the value and performance of our investment properties and our ability to sell investment properties, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
•the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;
•significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of investment properties, which depend, in part, upon the cash flow generated by our investment properties;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;
•our ability to borrow on terms and conditions that we find acceptable may be limited;
•the amount of capital that is available to finance investment properties could diminish, which, in turn, could lead to a decline in investment properties values generally, slow investment property transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend; and
•the value of certain of our investment properties may decrease below the amounts we paid for them, which would limit our ability to dispose of investment properties at attractive prices or for potential buyers to obtain debt financing secured by these investment properties and could reduce our ability to finance our business.
The uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, could adversely affect our and our tenants' financial condition and operations.
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
Our ongoing business strategy involves the selling of investment properties; however, we may be unable to sell an investment property at acceptable terms and conditions, if at all.
We intend to hold our investment properties until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. The determination of when a particular investment property should be sold or otherwise disposed of will be made after consideration of all of the relevant factors, including whether such disposition will better position the portfolio for a potential future liquidity event, prevailing and projected economic and market conditions, the cash flow being generated by a particular investment property, tax implications of a disposition, debt characteristics of the investment property, and whether the value of the investment property or other investment is anticipated to decline or increase investment opportunities for any proceeds. Even if we do determine to sell an investment property, market conditions or individual investment property characteristics may negatively affect the value of our investment properties and therefore reduce our return on the investment or prevent us from selling the investment property on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the investment property, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the investment property. Debt levels may exceed the value of our investment properties in the future, making it more difficult for us to rent, refinance or sell the investment properties. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our investment properties when we decide to do so, or in response to such changing economic or property-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our investment properties.
We may not successfully implement our strategy, in which case you may have to hold your investment for an indefinite period.
We are under no obligation to complete our strategy within a specified time period, and market and economic conditions and other factors beyond our control could delay the execution of our strategy. Our investment objectives are to preserve, protect and maximize the total value of our portfolio with the long term objective of providing stockholders with a return of their investment. Given the nature of the investment properties in our portfolio, we expect that this turnaround strategy could take multiple years to execute. We may not be able to control the timing of the sale of our investment properties, and there can be no assurance that we will be able to sell our investment properties so as to return any portion of our stockholders’ invested capital, particularly our “non-core” investment properties, or fully satisfy our debt obligations. Our ability to sell our investment properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of investment properties characterized as dealer property, which may cause us to forego or defer sales of investment properties that otherwise would be in our best interests.
If we are not successful in implementing our strategy in a timely manner, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily, if at all, and could suffer losses on your investment.
Real estate is a competitive business.
We compete with numerous developers, owners and operators of commercial real estate in the leasing market, many of which own properties similar to, and in the same market areas as, our investment properties. In addition, some of these competitors may be willing to accept lower returns on their investments than we are, and many have greater resources than we have and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Principal factors of competition include rents charged, attractiveness of location, the quality of the investment property and breadth and quality of services provided. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, job creation and population trends.
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller universe of potential buyers for many of the types of investment properties that comprise our portfolio in comparison to investment properties in more core real estate sectors, which will likely make it challenging for us to sell our investment properties.
Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our investment properties could materially and adversely affect our financial condition and results of operations.
Ownership of real estate is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate investment properties. Access to the capital that we need to lease, maintain and renovate existing investment properties is critical to the success of our business. We may not be able to fund tenant improvements, pay leasing commissions or fund capital improvements at our existing investment properties solely from cash provided from our operating activities. As a result, our ability to fund tenant improvements, pay leasing commissions or fund capital improvements through retained earnings may be restricted. Consequently, we may have to rely upon the availability of debt, net proceeds from the dispositions of our investment properties or equity capital to fund tenant improvements, pay leasing commissions or fund capital improvements. Our ability to obtain debt on favorable terms or at all may be further limited by the fact that certain investment properties previously owned by the Company were foreclosed upon. The inability to access capital could impair our ability to compete effectively and harm our business.
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any investment property we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such property. Moreover, the Internal Revenue Code of 1986, amended (the “Code”) imposes restrictions on a REIT’s ability to dispose of investment properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our investment properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of investment properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial, investment and market conditions and dispose of investment properties at opportune times, on favorable terms or at all, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our investment properties and the value of an investment in us are:
•risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;
•changes in tax laws and property taxes, or an increase in the assessed valuation of an investment property for real estate tax purposes;
•adverse changes in the U.S. federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;
•changing market demographics;
•an inability to finance real estate investment properties on favorable terms, if at all;
•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade investment properties;
•fluctuations in real estate values or potential impairments in the value of our investment properties;
•pandemics, natural disasters, such as earthquakes, floods or other insured or uninsured losses;
•war, political conditions or civil unrest, terrorist activities or threats heightened travel security measures instituted in response to these events; and

•changes in interest rates and availability, cost and terms of financing.
Our investment properties may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our investment properties, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our investment properties for impairments based on various triggers, including changes in the projected cash flows of such investment properties and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the investment property, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During the years ended December 31, 2023 and 2022, we were not required to make any impairment adjustments. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired investment properties, which, under the applicable accounting guidance, could be substantial.
Many real estate costs and certain operating costs are fixed, even if revenue from our investment properties decreases.
Many real estate costs, such as real estate taxes, insurance premiums, maintenance costs and certain operating costs generally are more fixed than variable and, as a result, are not reduced even when an investment property is not fully occupied, rents decrease or other circumstances cause a reduction in revenues. If we are unable to offset these fixed costs with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability. This risk is particularly acute at our net lease investment properties.
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
Our revenue from our retail investment properties will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect our financial condition, cash flows and results of operations.
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
Government or public resistance to privatization of correctional facilities could negatively impact our future tenants, if any, and our ability to dispose of this investment property, which could have an adverse impact on our business, financial condition or results of operations.
The management and operation of correctional facilities by private entities has not achieved acceptance by either government agencies or the public and, more recently, has been opposed by the Biden administration. Namely, on January 26, 2021, President Biden issued an executive order that directs the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately operated criminal detention facilities. Further, some governmental agencies have historically had limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies, and additional executive actions, legislative changes or prohibitions could occur that further increase these limitations. In addition, privatization of such facilities has historically encountered resistance from groups, and activists, that believe that correctional facilities should only be operated by governmental agencies. Negative publicity about poor conditions, an escape, riot or other disturbance at a privately-managed facility may result in adverse publicity to the private corrections industry. Any of these occurrences or continued trends may make it more difficult for future tenants, if any, of our correctional facility to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased government or public resistance to the privatization of correctional facilities, including actions taken by federal, state and local governments, could have a material adverse effect on our future tenants, if any, who operate in this industry, which could adversely impact the value of our correctional facility, our ability to re-lease such investment property and our results of operations.
The land underlying a portion of one of our investment properties is subject to a ground lease, which could limit our use of the investment property, and a breach or termination of the ground lease could materially and adversely affect us.
We lease a portion of the land underlying Sherman Plaza from a third party through a ground lease covering such land. As a lessee under a ground lease, we are exposed to the possibility of losing the right to use the portion of our investment property covered by the ground lease upon termination, or an earlier breach by us, of the ground lease. The ground lease may also restrict our use of the investment property, which may limit our flexibility in renting the investment property and may impede our ability to sell it.
Uninsured and underinsured losses at our investment properties could materially and adversely affect our business, financial condition or results of operations.
We intend to maintain comprehensive insurance on each of our current investment properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by property owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, environmental events and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an investment property, as well as the anticipated future revenues. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the investment property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an investment property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our investment properties In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our business, financial condition or results of operations.
We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our business, financial condition or results of operations.
Our investment properties are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of an investment property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the investment property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned an investment property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell investment properties. Contamination at, on, under or emanating from our investment properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our investment properties, environmental laws also may impose restrictions on the manner in which the investment properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of an investment property and, therefore, an owner’s ability to borrow funds using the investment property as collateral or to sell the investment property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our investment properties are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our investment properties may handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation. Our investment properties incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our investment properties may contain asbestos-containing building materials.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our investment properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected investment property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability to third parties if property damage or personal injury occurs.
Liabilities and costs associated with environmental contamination at, on, under or emanating from our investment properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of our investment properties will not be affected by our operations, the condition of the properties in the vicinity of our investment properties, or by third parties unrelated to us. The discovery of material environmental liabilities at our investment properties could subject us to unanticipated significant costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.
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
Our investment properties are also subject to various U.S. federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA requirements or other safety regulations and requirements, it could materially and adversely affect our business, financial condition or results of operations.
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
Risks Related to Debt Financing
If we are unable to repay or refinance our existing debt as it comes due, we may need to sell the underlying investment property sooner than anticipated or the lender may foreclose, in which case our financial condition, cash flows and results of operations could be materially adversely affected.
Our debt is secured by certain of our investment properties, and, if our subsidiaries are unable to repay or refinance the debt as it becomes due, we may need to sell the underlying investment property sooner than anticipated or the lender may foreclose.
While most of the mortgages on our investment properties do not mature in the near term, due to the near-term expiration of tenant leases at certain of these investment properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. This may force us to dispose of those investment properties on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. The Company may provide customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans.
Our special-purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our investment properties are held in special-purpose property-owning subsidiaries. In the future, such special-purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant investment property is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our investment properties, fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans.
Any default by our special-purpose property-owning subsidiaries under non-recourse mortgage loans would give the special servicers the right to accelerate the payment on the loans and the right to foreclose on the investment property underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
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
Our failure to comply with these covenants, as well as our inability to make required payments could result in the acceleration of the debt and, in the case of secured debt, the lenders taking possession of the investment property or properties securing such debt. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient investment properties to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to us.
In addition, in connection with certain of our debt agreements we have entered, and in the future may enter, into lockbox and cash management agreements pursuant to which all or substantially all of the income generated by our investment properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash may not be distributed to us or will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders necessary to allow us to continue to qualify as a REIT.
We are subject to obligations under certain “non-recourse carve-out” indemnity agreements and guarantees that may be deemed to be triggered in the future.
As of December 31, 2023, certain of our investment properties are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
•Our filing of a voluntary petition for bankruptcy or commencing similar insolvency proceedings;
•Subject to certain conditions, our failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated investment property; and
•Subject to certain conditions, our failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated investment property.
In addition, other items that are customarily recourse to a non-recourse carve-out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.
In the event that any of these triggering events occur and such loans become partially or fully recourse against us, our business, financial condition, results of operations, and the value of our common stock would be materially adversely affected, and we may be forced to sell other investment properties and/or our insolvency could result. Additionally, in connection with our separation from InvenTrust, certain lenders under such non-recourse mortgage loans may allege that a default has been deemed to occur under such loans and may seek to recover from us and/or our subsidiaries the full extent of their losses with respect to such loans. Any allegations may create a distraction for our management, result in significant liability, or subject us to litigation that could be costly or otherwise materially adversely affect us.
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
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow funds to finance activities related to real estate investment properties could be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the investment properties securing the loans.
We may from time to time borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we qualify as a REIT for U.S. federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, capital expenditures for existing investment properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from an investment property and the cash flow needed to service the related mortgage debt, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by an investment property may result in lenders initiating foreclosure actions. In such a case, we could lose the investment property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any funds that subsidiaries borrow to operate investment properties. In these cases, we may be responsible to the lender for repaying the loans if the subsidiary is unable to do so.
Due to distressed investment properties within our portfolio and our relatively small size as compared with the size of InvenTrust, our former parent, it may be difficult for us to obtain debt financing or refinancing on favorable terms, or at all, which may adversely affect our business, financial condition and results of operations.
We may require debt financing from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs.  There are a number of distressed investment properties in our portfolio that are in danger of becoming subject to foreclosure proceedings.  Lenders may consider the fact that such distressed investment properties exist within our portfolio when determining whether to advance credit to us in the future, even though each investment property is owned by a separate subsidiary.  Additionally, due to our reduced size in comparison to InvenTrust, it may be difficult to refinance our existing debt on favorable terms.  If we are unable to obtain debt financing on favorable terms, or at all, or if the ability to obtain financing is restricted by indebtedness we may incur in the future, our business, financial condition and results of operations may be adversely affected.
If we are unable to borrow at favorable rates, we may not be able to refinance existing loans at maturity.
If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase. Any increases in our operating costs due to increased interest costs would reduce our cash flow, which could reduce the amount we are able to distribute to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our investment properties earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular investment properties being sold.
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
REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell investment properties during unfavorable market conditions.
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell investment properties sooner than anticipated, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, we may recognize significant cancellation of indebtedness income or gain from the workout of our debt or the disposition of our assets in foreclosure or deed-in-lieu transactions, which will result in the receipt of taxable income in excess of the cash received, if any, from those transactions. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
The prohibited transactions tax may limit our ability to dispose of our investment properties and we could incur a material tax liability if the Internal Revenue Service (“IRS”) successfully asserts that the 100% prohibited transaction tax applies to some of or all our dispositions.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of investment properties, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an investment property. As part of our plan to liquidate our portfolio, we intend to make dispositions of our investment properties in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some or all of our future dispositions may not qualify for that safe harbor. We intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our investment properties or may conduct such sales through a TRS, which would be subject to U.S. federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
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
On December 19, 2023, we announced an estimated value of our common stock equal to $0.32 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2023. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may be available only at commercially unattractive terms, if at all. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for U.S. federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares, the sale of our investment properties or any other liquidity event may be materially adversely affected.
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
All of our investment properties are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.
All of our investment properties are held through subsidiaries. We depend on cash distributions from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our stockholders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We designed our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we used the NIST CSF as a guide to help us create our cybersecurity policy.
Our cybersecurity risk management program forms a part of our overall enterprise risk management program, and shares reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
Our cybersecurity risk management program is dependent on the use of external service providers to assist with our information technology security controls. Our cybersecurity policy includes a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and a third-party risk management process for relevant third-party service providers.
We have not identified risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruptions present risks and could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and our Audit Committee is responsible for the oversight of cybersecurity and other information technology risks. The Audit Committee also oversees management’s implementation of our cybersecurity policy. Management will update the Audit Committee, as necessary, regarding any material cybersecurity incidents.
Our management team, including our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and retaining external information technology providers. The members of our management team do not have specialized cybersecurity backgrounds but have general experience managing financial, insurance, legal and operational risks. Our management team utilizes a third-party outsourced information technology service provider to monitor security events and actively respond to potential security incidents. If a security incident is identified, management in conjunction with the outsourced information technology service provider will take the appropriate actions to mitigate and remediate the security incident in a timely manner. Either during the incident, or post remediation, management will determine the materiality of the incident and if deemed material, will inform the Audit Committee and disclose the incident pursuant to SEC rules and regulations.
Item 2. Properties
As of December 31, 2023, the Company owned 20 investment properties and one parcel of unimproved land.

General
The following is a list of the investment properties in the Highlands portfolio as of December 31, 2023.

Investment Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (1)	Annualized Base Rent (2) (in thousands)	Annualized Base Rent per Leased Square Foot (3)	Significant Tenants (4)
1620 Central	Evanston, IL	Multi-Family	Multi-Family	51,808	92.8%	$1,570	$32.64	N/A
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	69.4%	544	19.62	N/A
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	93.9%	874	23.71	N/A
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	96.8%	461	28.65	N/A
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	98.3%	1,060	30.57	N/A
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	95.7%	1,280	32.16	N/A
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	98.0%	663	26.44	N/A
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	99.2%	4,352	18.22	N/A
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	98.6%	3,064	29.98	N/A
The Q Lofts	San Diego, CA	Multi-Family	Multi-Family	44,160	94.7%	2,165	51.76	N/A
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	97.3%	551	49.18	N/A
The View at Point Loma	San Diego, CA	Multi-Family	Multi-Family	37,745	93.5%	1,195	33.88	N/A
Buckhorn Plaza	Bloomsburg, PA	Other	Retail	86,835	100.0%	1,277	14.70	Marshalls; Dollar Tree
Hudson Correctional Facility	Hudson, CO	Other	Correctional Facility	301,029	—%	—	—	N/A
Market at Hilliard	Hilliard, OH	Other	Retail	115,283	100.0%	1,809	15.69	Aldi; Michaels; Office Max; Old Navy
Palazzo Land	Orlando, FL	Other	Unimproved Land	—	—%	—	—	N/A
Sherman Plaza	Evanston, IL	Other	Retail	151,752	55.6%	2,331	27.63	Northwestern Medical; Target
Trimble	San Jose, CA	Other	Office/R&D	176,905	100.0%	2,045	11.56	Veeco Instruments, Inc., XP Power, LLC
Versacold USA - St. Paul (6)	St. Paul, MN	Other	Industrial	219,664	100.0%	1,250	5.69	Versacold USA, Inc.
Versacold USA - New Ulm (6)	New Ulm, MN	Other	Industrial	269,985	100.0%	922	3.41	Versacold USA, Inc.
Total				2,009,412	80.2%	$27,413	$17.02
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
(4)Several of our investment properties have one or more tenants occupying more than 10% of the investment property's gross leasable area.
(5)A portion of the land underlying this investment property is subject to a ground lease. The term of the lease expires in October 2042.
(6)Investment property was sold subsequent to year-end. See Note 15 to the accompanying consolidated financial statements for more details.

Significant Assets
The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2023	2,009,412	80.2%	$17.02
December 31, 2022	1,965,252	75.3%	$15.18
December 31, 2021	2,158,909	72.5%	$15.98
For the year ended December 31, 2023, The Muse, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse and Trimble each accounted for 10% or more of our total assets. For the year ended December 31, 2022, The Muse, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse and Sherman Plaza each accounted for 10% or more of our total assets.
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for The Muse, The Locale, Sherman Plaza and Trimble as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
The Muse
December 31, 2023	103,628	98.6%	$29.98
December 31, 2022	103,628	92.7%	$29.74
December 31, 2021	103,628	94.7%	$28.52

The Locale
December 31, 2023	240,824	99.2%	$18.22
December 31, 2022	240,824	98.8%	$17.10
December 31, 2021	240,824	97.5%	$16.83

Sherman Plaza
December 31, 2023	151,752	55.6%	$27.63
December 31, 2022	151,752	55.1%	$27.33
December 31, 2021	151,752	89.1%	$31.86

Trimble
December 31, 2023	176,905	100.0%	$11.56
December 31, 2022	176,905	54.7%	$—
December 31, 2021	176,905	—%	$—
For Sherman Plaza, significant tenants, based on occupying 10% or more of our gross leasable area, were Northwestern Medical and Target, at December 31, 2023. The significant decrease in economic occupancy and average base rent per square foot during the year ended December 31, 2022 is the result of the lease with Fitness International expiring in April 2022 and the tenant vacating the premise.
For Trimble, the Company executed a lease with XP Power, LLC in November 2022, effective as of July 1, 2023. Pursuant to the lease, the tenant was entitled to six months of base rent abatement, therefore, the base rent per square foot for 2023 was zero for this tenant. Additionally, the Company executed a lease with Veeco Instruments, Inc. in February 2021, effective as of January 1, 2022. Pursuant to the lease, the tenant was entitled to 12 months of base rent abatement, therefore, the base rent per square foot for 2022 was zero. The base rent per square foot for 2023 is $21.13, excluding XP Power, but appears lower in the table above due to the XP Power rent being at zero.

Lease Expirations
The following table sets forth lease expirations for all of our investment properties, excluding multi-family residential leases, as of December 31, 2023, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2024	6	38,250	$648	3.9%	6.2%	$16.94
2025	17	102,622	1,447	10.6%	13.8%	14.10
2026	4	11,041	344	1.1%	3.3%	31.13
2027	5	502,032	2,487	51.8%	23.6%	4.95
2028	8	31,402	650	3.2%	6.2%	20.70
2029	8	61,300	1,324	6.3%	12.6%	21.60
2030	2	4,493	147	0.5%	1.4%	32.63
2031	—	—	—	—%	—%	—
2032	2	8,800	179	0.9%	1.7%	20.29
2033	1	815	26	0.1%	0.2%	32.00
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	3	206,238	3,227	21.3%	30.6%	15.65
	57	969,868	$10,521	100.0%	100.0%	$10.85

Mortgage Financing
The table below sets forth all mortgages or other liens or encumbrances against any of our investment properties as of December 31, 2023. As of such date, the Company guaranteed one mortgage loan up to $4 million and the remaining mortgage debt was non-recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

Investment Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Trimble	$20,000	Variable Interest, Swapped to Fixed	5.86%	Prepayable at par; borrower would pay swap breakage cost	4/6/2025
Buckhorn Plaza	9,357	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Market at Hilliard	14,385	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
The Detroit and Detroit Terraces	11,203	Interest-Only until 10/1/2022	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
Tennyson	10,250	Interest-Only	4.84%	If prior to 7/31/2029 must be in full, with penalty	2/1/2030
The Locale	17,700	Interest-Only	6.49%	If prior to 11/30/27 must in in full, with penalty	12/1/2030
Kenilworth Court	3,784	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Lafayette	5,481	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Muse	19,496	Interest-Only until 12/1/2028; Variable Rate with Cap	7.39%	No prepayment prior to 10/31/24, thereafter without penalty	11/1/2033
The Q Lofts	11,184	Principal and Interest	4.61%	Open to prepayment starting 10/2/2035, with 60-day notice	1/1/2036
The Q Lofts	1,977	Principal and Interest	4.50%	Open to prepayment starting 10/3/2035, with 60-day notice	1/1/2036
Debt, gross	$124,817
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
Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On December 19, 2023, we announced an estimated value of our common stock as of December 15, 2023 equal to $0.32 per share on a fully diluted basis.

Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2023. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 15, 2023, reflects values as of December 15, 2023. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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

Generally, Real Globe estimated the value of the Company’s wholly owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2033, and applying a market-supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and the Company’s correctional facility, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments.

The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that the Company’s strategy involves a potential future liquidity option for current stockholders in addition to the tender offer described below, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining its new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by the Company or at all. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions as described further below, the Company cannot predict the timing or form of any future potential liquidity event. As described above, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Additionally, our ability to execute on future liquidity events and the timing of any such event will be influenced by external and macroeconomic factors and market conditions, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders. As a result, the actual fees and expenses incurred by the Company in connection with the execution of its strategy could differ materially from the amount provided to Real Globe.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 15, 2023. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for investment properties where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.32 - $0.40 per share on a fully diluted basis after deducting the $0.05 of certain estimated corporate level transaction costs that were provided to Real Globe by the Company. The mid-point in the final range was $0.36 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
On December 19, 2023, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of December 15, 2023 equal to $0.32 per share on a fully diluted basis. At a full meeting of our Board held on December 19, 2023, the Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company's common stock that Real Globe provided in its report. In establishing the estimated per share value below the midpoint of the range, the Audit Committee and Board considered many factors, including inflation, interest rate movements, tightening capital markets, difficulties the Company has encountered in liquidating particular investment properties, unfavorable market conditions and trends affecting the Company’s retail investment properties, the effects of any future pandemics, significant leasing risk associated with certain investment properties in the portfolio, and the lack of sufficient comparable sales for certain of the Company’s investment properties.
The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. The following chart presents the impact of changes to our share price based on variations in the terminal capitalization and discount rates within the range of values determined by Real Globe:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.37	$0.41	$0.45
Terminal Capitalization Rate	7.17%	6.67%	6.17%
Discount Rate	8.01%	7.51%	7.01%
In order to estimate the final range of value, Real Globe deducted the $0.05 of certain estimated corporate-level transaction costs that were provided by the Company from the range of value above. The following chart presents the resulting final range of values, net of certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event.

Final Range of Value
Share Price
Low	$0.32
Midpoint	$0.36
High	$0.40
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
The estimated value per share was accepted by our Board on December 19, 2023, with an effective date of December 15, 2023 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within approximately one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 13, 2024, we had 143,354 stockholders of record.
Distributions
During the years ended December 31, 2023 and 2022, Highlands did not make any cash distributions.
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
Issuer Purchases of Equity Securities
Common share repurchases during the year ended December 31, 2023 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 8, 2023	169,391	$0.14	—	—
December 15, 2023	1,960	$0.32
Total	171,351	$0.14	—	—
In an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer. Our Board approved the repurchase of up to $25 million of common stock. On December 8, 2023, the tender offer closed with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender.

On December 15, 2023, we withheld 1,960 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2023.
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

This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that are special use, single tenant or build to suit; face unresolved legal issues; are in undesirable locations or in weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. As a result of these characteristics, such investment properties are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate properties. These factors also significantly limit our investment property disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for future potential liquidity options.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of investment properties, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interest of the Company to seek to reinvest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for future potential liquidity options and maximize shareholder value. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made.
With this strategy in mind, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. On December 8, 2023, the tender offer closed with the repurchase of 169,391 shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.

As of December 31, 2023, our portfolio of investment properties consisted of thirteen multi-family, three retail, one office, two industrial properties, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2023 and 2022.
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
Expenses
Our expenses consist of property operating expenses, real estate taxes, depreciation and amortization expense, general and administrative expenses, interest expense and provision for asset impairment. Property operating expenses primarily consist of repair and maintenance, management fees, utilities and insurance (in each case, some of which are recoverable from the tenant).
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
Acquisition and Disposition Activity
During the year ended December 31, 2023, we continued to invest in multi-family investment properties with the following acquisition:

Investment Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, CA	September 20, 2023	$34,497
There were no investment property acquisitions during the year ended December 31, 2022.

During the year ended December 31, 2023, there were no investment property dispositions.
During the year ended December 31, 2022, we continued to execute on our strategy of disposing of legacy “non-core” investment properties by selling the following:

			(in thousands)
Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, IL	March 10, 2022	$9,000	$8,938	$(6)
Results of Operations
Comparison of the years ended December 31, 2023 and 2022
Key performance indicators are as follows:

	As of December 31,
	2023	2022
Economic occupancy (1)	80.2%	75.3%
Rent per square foot (2)	$17.02	$15.18
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the years ended December 31, 2023 and 2022.

	(in thousands)
	For the Year ended December 31,
	2023	2022	Increase/(Decrease)
Net loss	$(10,298)	$(7,650)	$(2,648)	(34.6)%
Net loss during the year ended December 31, 2023 was $10.3 million compared to $7.7 million during the year ended December 31, 2022. Factors contributing to the change in net loss include increased compensation, depreciation and amortization and interest expenses and decreased revenues, partially offset by increased interest income.
Details of these changes are provided below.
The following table presents the changes in our revenues for the years ended December 31, 2023 and 2022.

	(in thousands)
	For the Year ended December 31,
	2023	2022	Increase/(Decrease)
Revenues:
Rental income	$30,046	$30,436	$(390)	(1.3)%
Other property income	935	920	15	1.6%
Total revenues	$30,981	$31,356	$(375)	(1.2)%
Total revenues decreased $0.4 million during the year ended December 31, 2023 compared to the same period in 2022 due primarily to the sale of State Street Market in March 2022, the expiration of the Fitness International lease at Sherman Plaza in April 2022 and to lower recovery revenue due to lower expenses at certain investment properties. Partially offsetting this decrease was the acquisition of The Q Lofts in September 2023 and increased occupancy and rental rates at our multi-family investment properties.

The following table presents the changes in our expenses for the years ended December 31, 2023 and 2022.

	(in thousands)
	For the Year ended December 31,
	2023	2022	Increase/(Decrease)
Expenses:
Property operating expenses	$8,910	$8,794	$116	1.3%
Real estate taxes	5,353	5,597	(244)	(4.4)%
Depreciation and amortization	10,758	10,413	345	3.3%
General and administrative expenses	12,513	11,656	857	7.4%
Total expenses	$37,534	$36,460	$1,074	2.9%
Property operating expenses increased $0.1 million in the year ended December 31, 2023 compared to the same period in 2022 primarily as a result of the acquisition of The Q in September 2023. Property operating expenses otherwise remained relatively consistent.
Real estate taxes decreased $0.2 million for the year ended December 31, 2023 compared to the same period in 2022 due to a decrease in the assessed valuation of Sherman Plaza. Partially offsetting this decrease in real estate taxes was adjustments that decreased the real estate tax estimate as a result of the sale of State Street Market in March 2022, increased valuation of Trimble and the acquisition of The Q Lofts in September 2023.
Depreciation and amortization increased $0.3 million for the year ended December 31, 2023 compared to the same period in 2022 primarily as a result of the acquisition of The Q Lofts in September 2023.
General and administrative expenses increased $0.9 million for the year ended December 31, 2023, primarily due to an increase in total compensation due to annual increases.
The following table presents the changes in our other income and expenses for the years ended December 31, 2023 and 2022.

	(in thousands)
	For the Year ended December 31,
	2023	2022	Increase/(Decrease)
Other income and (expenses):
Interest income	$1,347	$140	$1,207	862.1%
Interest expense	(5,092)	(2,680)	2,412	90.0%
Loss on sale of investment properties	—	(6)	6	(100.0)%
Interest income increased $1.2 million during the year ended December 31, 2023 compared to the same period in 2022 due to higher cash balances maintained and increased interest rates.
Interest expense increased $2.4 million to $5.1 million for the year ended December 31, 2023 compared to the same period in 2022 due to interest on seven new mortgage loans entered into during the periods. Partially offsetting this increase is a decrease in expense resulting from the sale of State Street Market in March 2022.
During the year ended December 31, 2023, there were no investment property dispositions. During the year ended December 31, 2022, the loss on sale of investment properties of $0.01 million was attributed to the sale of State Street Market.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family residential leases, as of December 31, 2023, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2024	6	38,250	$648	3.9%	6.2%	$16.94
2025	17	102,622	1,447	10.6%	13.8%	14.10
2026	4	11,041	344	1.1%	3.3%	31.13
2027	5	502,032	2,487	51.8%	23.6%	4.95
2028	8	31,402	650	3.2%	6.2%	20.70
2029	8	61,300	1,324	6.3%	12.6%	21.60
2030	2	4,493	147	0.5%	1.4%	32.63
2031	—	—	—	—%	—%	—
2032	2	8,800	179	0.9%	1.7%	20.29
2033	1	815	26	0.1%	0.2%	32.00
Month to Month	1	2,875	42	0.3%	0.4%	14.61
Thereafter	3	206,238	3,227	21.3%	30.6%	15.65
	57	969,868	$10,521	100.0%	100.0%	$10.85
The following table represents new and renewed leases that commenced (not including multi-family residential leases) in the year ended December 31, 2023 and 2022.

	For the year ended December 31, 2023				For the year ended December 31, 2022
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	80,940	$30.61	15.45	3	105,580	$25.09	15.52
Renewals	6	35,980	$15.13	3.00	4	12,704	$29.12	3.28
Total	8	116,920	$25.85	11.62	7	118,284	$25.52	14.21
Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the collectability of accounts receivable, allocating the purchase price of acquired investment properties, and evaluating the impairment of real estate assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each investment property acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above-

and below-market leases are recorded as intangible assets, net, and other liabilities, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive loss over the remaining lease term.
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
Impairment of Real Estate
The Company assesses the carrying values of the respective long-lived investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable, such as a reduction in the expected holding period of the investment property. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each investment property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the investment property at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.
Liquidity and Capital Resources
As of December 31, 2023, we had $17.1 million of cash and cash equivalents, and $2.4 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Old Navy at Market at Hilliard expiring in August 2024, Michaels at Market at Hilliard expiring in February 2025, Office Max at Market at Hilliard expiring in March 2025 and Marshalls at Buckhorn Plaza expiring in May 2025.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment was estimated to be approximately $9.1 million. As of December 31, 2023, we estimate that remaining costs to be paid under this commitment are approximately $0.7 million. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced January 1, 2024. The lease required significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13.2 million. As of December 31, 2023, we estimate remaining costs under this commitment are approximately $3.8 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of December 31, 2023 and 2022 was $124.8 million and $62.4 million, respectively, with a weighted average interest rate of 5.47% and 4.12% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of December 31, 2023 (dollar amounts are stated in thousands).

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2023	Weighted average interest rate
2024	$—	—%
2025	20,000	5.86%	(1)
2026	23,742	4.56%
2027	11,203	3.99%
2028	—	—%
Thereafter	69,872	5.91%	(1)
Total	$124,817	5.47%
(1)See Note 8 in the accompanying consolidated financial statements for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2023.
The Company obtained a loan on November 9, 2023 which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19.5 million, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.39% at December 31, 2023. In conjunction with the loan closing, the Company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required to purchase a new cap contract.
The Company’s mortgage and the related swap agreement on The Locale had an initial maturity date of September 1, 2023. Prior to the initial maturity date, the Company exercised the one-year extension option provided for in the loan documents and entered into a new swap agreement to fix the interest rate at 7.34% and extend the maturity date to September 1, 2024. On November 8, 2023, the Company placed permanent financing on The Locale and simultaneously repaid the $17.1 million outstanding balance on the extended loan and terminated the swap agreement. The new loan matures on December 1, 2030, has a principal balance of $17.7 million, bears interest at a fixed rate of 6.49% and requires interest-only payments for the duration of its 7-year term.
On September 20, 2023, the Company assumed two mortgage loans in the total principal amount of $11.3 million, net of a debt discount of $2.0 million in connection with the acquisition of The Q Lofts. The carrying value of the assumed debt was marked to fair value as of the acquisition date. According to the terms of the loan agreements, the contractual fixed rates are 4.61% and 4.50%, require payments of principal and interest and the maturity date of both loans is January 1, 2036. The debt discount will be amortized to interest expense over the life of the loans.

The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20.0 million, $4.0 million of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, provided certain criteria are met at the time of extension. Simultaneously with the loan closing, we entered into a swap agreement to fix the interest rate at 5.86% for the term of the loan.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10.3 million. The loan matures on February 1, 2030, bears interest at a fixed rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
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
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each loan, if we are unable to refinance or sell the related investment property, or in the event that the estimated value of the investment property is less than the mortgage balance, we may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of December 31, 2023, the Company guaranteed one mortgage loan up to $4.0 million and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Capital Expenditures and Reserve Funds
During the year ended December 31, 2023, we made total capital expenditures of $9.0 million and during the year ended December 31, 2022, capital expenditures totaled $2.6 million.
Summary of Cash Flows
Comparison of the years ended December 31, 2023 and 2022:

	(in thousands)
	For the Year ended December 31,
	2023	2022
Net cash flows provided by operating activities	$2,269	$2,493
Net cash flows provided by (used in) investing activities	(31,247)	4,665
Net cash flows provided by (used in) financing activities	20,544	(1,250)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(8,434)	5,908
Cash and cash equivalents and restricted cash and escrows, at beginning of year	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of year	$19,484	$27,918
Cash provided by operating activities was $2.3 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities is the result of lower revenue from tenants, caused by the March 2022 sale of State Street Market and the April 2022 expiration of the Fitness International lease at Sherman Plaza, partially offset by net revenues generated at The Q Lofts, acquired in September 2023.
Cash used in investing activities was $31.2 million for the year ended December 31, 2023, compared to cash provided by investing activities of $4.7 million for the year ended December 31, 2022. Cash used in investing activities increased $35.9 million compared to the same period in 2022 as a result of the acquisition of The Q Lofts totaling $21.3 million and higher cash spend for capital expenditures and tenant improvements. Partially offsetting this increase in cash used was the decreased payments for leasing fees.
Cash provided by financing activities was $20.5 million for the year ended December 31, 2023, compared to cash used in financing activities of $1.3 million for the year ended December 31, 2022. Cash provided by financing activities for the year ended December 31, 2023 included proceeds from new mortgages totaling $67.4 million. Partially offsetting these loan proceeds was $25.2 million to repurchase shares of our common stock through our recently completed tender offer, payoff of the Locale loan that was replaced with permanent financing, in the amount of $17.1 million, principal payments on mortgage debt in the amount of $1.1 million, payment of debt issue costs totaling $1.6 million, payment of tax withholding for share-based compensation in the amount of $0.6 million and a return of equity distribution totaling $1.1 million to our partner in the Corvue joint venture. Cash used in financing activity during the year ended December 31, 2022 included repayment of the State Street mortgage in conjunction with the sale, in the amount of $8.7 million, principal payments on mortgage debt in the amount of $1.0 million, the payment of debt issue costs of $0.2 million related to the two new mortgage loans closed during the second quarter of 2022 and payment of tax withholding for share-based compensation in the amount of $0.6 million. Partially offsetting this cash used in financing activities was the receipt of $9.3 million of mortgage debt proceeds.
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
In calculating FFO and AFFO, impairment charges of depreciable real estate are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable investment property. Further, because gains and losses from sales of investment property are excluded from FFO and AFFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of investment property, also be excluded.
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
The following table presents our calculation of FFO to net loss (in thousands):

	Year Ended December 31,
	2023	2022
Net loss attributable to Highlands REIT, Inc. common stockholders	$(10,301)	$(7,662)
Depreciation and amortization related to investment properties (1)	10,601	10,256
Loss on sale of investment properties, net	—	6
Funds From Operations	$300	$2,600

Funds From Operations per weighted average common shares, basic and diluted	$—	$—
Weighted average number of common shares outstanding, basic and diluted	$876,958	$885,540

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
Distributions
For the years ended December 31, 2023 and 2022, no cash distributions were paid by Highlands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2023, our debt included a variable rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest rate cap, capping the rate at 7.44%. The interest rate in effect on the variable rate mortgage loan at December 31, 2023 was 7.39%.
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
As of December 31, 2023, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The combined fair value of the derivatives was $0.10 million as of December 31, 2023 and is included in deferred costs and other assets, net in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	47
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2023 and 2022	49
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022	50
Consolidated Statements of Equity for the years ended December 31, 2023 and 2022	51
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	52
Notes to Consolidated Financial Statements	54
Real Estate and Accumulated Depreciation (Schedule III)	69
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Highlands REIT, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Highlands REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Net investment properties
At December 31, 2023, the Company’s Net investment properties total $309 million. As described further in Note 2 and Note 9 to the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be fully recoverable, such as a decline in occupancy, changes in events or intent, uncertainties related to debt maturities, reduction in expected holding period, or a significant decline in market value.
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

The principal considerations for our determination that that impairment of Net investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's judgments not only regarding impairment triggers but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability.
Our audit procedures related to the evaluation of impairment of investment properties included the following, among others. We obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential impairments of Net investment properties. We evaluated the appropriateness of management’s qualitative impairment indicator analysis, including triggering factors such as decline in occupancy, changes in events or intent, uncertainties related to debt maturities, reduction in expected holding period, or a significant decline in market value on a property-by-property basis. Additionally, we evaluated the completeness of the population of properties for which triggering events were identified. We examined the Company’s undiscounted cash flow analyses utilized to assess cost recoverability. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the probability of outcomes, reasonableness of projections including leasing revenues and operating costs, estimated holding periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions by comparing them to a combination of observable market data and historical performance of the identified properties. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.
Fair value measurements used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the consolidated financial statements, the acquisition of real estate generally qualifies as an asset acquisition. The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities. The Company records identifiable assets and liabilities acquired at fair value. During the year ended December 31, 2023, the Company acquired one multi-family investment property for a gross acquisition price of $34.5 million. We identified the fair value measurements used in the purchase price allocation of real estate acquisitions as a critical audit matter.
The principal considerations for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions are a critical audit matter is that auditing management’s determination of fair value is challenging due to the high degree of auditor judgment necessary in evaluating certain key valuation inputs and capital market assumptions made by management.
Our audit procedures related to the fair value measurements used in the purchase price allocation of real estate acquisitions included the following, among others. We obtained an understanding and evaluated the design and implementation of relevant controls over the purchase price allocation of the real estate acquisition, including controls over the review of inputs and assumptions used to estimate fair value. Our real estate valuation professionals evaluated the reasonableness of key inputs and assumptions used by Management to determine fair value of land, buildings, tenant improvements, other real estate intangible assets, and the overall purchase price by sourcing various independent data from industry transaction databases and published industry reports. Our procedures included evaluating the appropriateness of the projected forecasted information including the forecasted rental growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends for comparable real estate properties.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

Chicago, Illinois
March 14, 2024

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	As of December 31,
	2023	2022
Assets
Investment properties
Land	$88,582	$79,726
Building and other improvements	296,786	272,232
Construction in progress	10,850	484
Total	396,218	352,442
Less accumulated depreciation	(87,216)	(76,888)
Net investment properties	309,002	275,554
Cash and cash equivalents	17,078	26,025
Restricted cash and escrows	2,406	1,893
Accounts receivable (net of allowance of $125 and $104 as of December 31, 2023 and 2022, respectively)	6,255	6,265
Intangible assets, net	537	—
Deferred costs and other assets, net	5,874	5,377
Total assets	$341,152	$315,114
Liabilities
Debt, net	$120,931	$61,658
Accounts payable and accrued expenses	13,335	11,084
Other liabilities	2,674	2,015
Total liabilities	136,940	74,757

Commitments and contingencies (See note 14)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 721,671 and 888,243 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7,217	8,882
Additional paid-in capital	1,389,951	1,412,637
Accumulated distributions in excess of net income	(1,191,868)	(1,181,567)
Accumulated other comprehensive income	20	326
Total Highlands REIT, Inc. stockholders’ equity	205,320	240,278
Non-controlling interests	(1,108)	79
Total equity	204,212	240,357
Total liabilities and equity	$341,152	$315,114

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues
Rental income	$30,046	$30,436
Other property income	935	920
Total revenues	30,981	31,356
Expenses
Property operating expenses	8,910	8,794
Real estate taxes	5,353	5,597
Depreciation and amortization	10,758	10,413
General and administrative expenses	12,513	11,656
Total expenses	37,534	36,460
Loss on sale of investment properties	—	(6)
Loss from operations	(6,553)	(5,110)
Interest income	1,347	140
Interest expense	(5,092)	(2,680)
Net loss	(10,298)	(7,650)
Net income attributable to non-controlling interests	(3)	(12)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(10,301)	$(7,662)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	876,958	885,540

Comprehensive loss
Net loss	$(10,298)	$(7,650)
Unrealized gain (loss) on derivatives	(369)	621
Total other comprehensive income (loss)	(369)	621
Comprehensive loss	(10,667)	(7,029)
Comprehensive (income) loss attributable to non-controlling interests	60	(105)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(10,607)	$(7,134)

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands)
For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Company Stockholders' Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2022	885,222	$8,852	$1,411,818	$(1,173,905)	$(202)	$246,563	$(26)	$246,537
Net income (loss)	—	—	—	(7,662)	—	(7,662)	12	(7,650)
Other comprehensive income	—	—	—	—	528	528	93	621
Share-based compensation, net	3,021	30	819	—	—	849	—	849
Balance at December 31, 2022	888,243	8,882	1,412,637	(1,181,567)	326	240,278	79	240,357
Net income (loss)	—	—	—	(10,301)	—	(10,301)	3	(10,298)
Other comprehensive loss	—	—	—	—	(306)	(306)	(63)	(369)
Non-controlling interest equity distributions	—	—	—	—	—	—	(1,127)	(1,127)
Share-based compensation, net	2,819	29	859	—	—	888	—	888
Repurchase of common stock	(169,391)	(1,694)	(23,545)	—	—	(25,239)	—	(25,239)
Balance at December 31, 2023	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,298)	$(7,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,758	10,413
Amortization of above and below market leases, net	(7)	(24)
Amortization of debt discounts and financing costs	456	160
Straight-line rental income	(706)	(2,840)
Loss on sale of investment properties, net	—	6
Stock-based compensation expense	1,537	1,467
Changes in assets and liabilities:
Accounts receivable, net	716	(686)
Deferred costs and other assets, net	(45)	24
Accounts payable and accrued expenses	(791)	1,558
Other liabilities	649	65
Net cash flows provided by operating activities	$2,269	$2,493
Cash flows from investing activities:
Capital expenditures and tenant improvements	(9,004)	(2,624)
Proceeds from sale of investment properties, net	—	8,938
Acquisition of investment properties	(21,288)	—
Payment of leasing fees	(955)	(1,649)
Net cash flows provided by (used in) investing activities	$(31,247)	$4,665
Cash flows from financing activities:
Payment of debt issuance costs	(1,638)	(222)
Proceeds from debt	67,446	9,265
Payoff of debt	(17,112)	(8,677)
Principal payments of debt	(1,137)	(998)
Common stock repurchased	(25,239)	—
Payment for tax withholding for share-based compensation	(649)	(618)
Distributions to noncontrolling interest	(1,127)	—
Net cash flows provided by (used in) financing activities	$20,544	$(1,250)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(8,434)	5,908
Cash and cash equivalents and restricted cash and escrows, at beginning of year	27,918	22,010
Cash and cash equivalents and restricted cash and escrows, at end of year	$19,484	$27,918

Cash and cash equivalents and restricted cash and escrows, at end of year
Cash and cash equivalents	$17,078	$26,025
Restricted cash and escrows	2,406	1,893
Total cash and cash equivalents and restricted cash and escrows, at end of year	$19,484	$27,918
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,274	$2,526
Supplemental schedule of non-cash activities:
Non-cash accruals for capital expenditures and tenant improvements	$4,198	$1,155
Assumption of mortgage debt on acquired investment properties, net of debt discount	$11,258	$—

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023

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
Each investment property is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2023, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2023 and 2022, the Company owned 20 and 19 investment properties, respectively and one parcel of unimproved land.
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
December 31, 2023
VIE and have both the power to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
As of December 31, 2023 and 2022, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2023 is $23,740 and $18,116, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 is $24,926 and $18,028, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Revenue Recognition
The Company accounts for leases under the provisions of ASC 842. The Company commences revenue recognition on leases when the lessee takes possession of, or controls the physical use of, the leased asset, unless the lessee is constructing improvements for which we are deemed to be the owner for accounting purposes. If we are deemed the owner for accounting purposes, the leased asset is the finished space and revenue recognition commences when the lessee takes possession of it, typically when the improvements are substantially complete. Alternatively, if the lessee is deemed to be the owner of the improvements for accounting purposes, then the leased asset is the unimproved space, and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce rental income recognized over the lease term, and we commence revenue recognition when the lessee takes possession of the unimproved space.
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
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, the lease payments will be accounted for on a cash basis, and revenue will be recorded as

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each investment property acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and other liabilities, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive loss over the remaining lease term.
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
December 31, 2023
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. The Company does not consider the probability of sale criteria to be met when a contract is within the due diligence period and the earnest money is refundable. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.
There were no assets held for sale on the consolidated balance sheets as of December 31, 2023 and 2022.
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
The Company did not record impairments during the years ended December 31, 2023 and 2022. See Note 9 to the consolidated financial statements for additional information.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company is continuing to evaluate this guidance, but expects the standard to impact our disclosures around our segments and is not anticipated to have an impact on the Company’s consolidated financial statements.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Acquired Investment Properties
The Company records identifiable assets and liabilities acquired at fair value. During the year ended December 31, 2023, the Company acquired one multi-family investment property for a gross acquisition price of $34,497. Under ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $297.
During the year ended December 31, 2022, there were no asset acquisitions.
The following table reflects the investment property acquired during the year ended December 31, 2023.

Investment Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, CA	September 20, 2023	$34,497

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
The purchase price was allocated as follows:

Total
Land	$8,856
Buildings and other improvements	22,876
Intangible assets, net	645
Deferred costs and other assets	190
Total assets	$32,567

Intangible liabilities, net	$(21)
Debt discount on mortgage assumption	1,951
Total liabilities	$1,930

Total acquisition price	$34,497
4. Disposed Investment Properties
There were no investment property dispositions during the year ended December 31, 2023.
The following table reflects the investment property dispositions during the year ended December 31, 2022.

Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Loss on Sale
State Street Market	Rockford, IL	March 10, 2022	$9,000	$8,938	$(6)
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2023	2022
Accrued real estate taxes	$6,300	$6,430
Accrued compensation	979	742
Accrued interest payable	570	208
Other accrued expenses	5,486	3,704
Total accounts payable and accrued expenses	$13,335	$11,084
6. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of December 31, 2023 and 2022.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
Rental income related to the Company's operating leases is comprised of the following:

	Year ended December 31,
	2023		2022
Rental income related to fixed lease payments	$26,051		$25,603
Rental income related to variable lease payments	3,995		4,833
Other property income	935		920
Total revenues	$30,981	30981000	$31,356

Future Minimum Rental Income
As of December 31, 2023, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2024	$12,810
2025	11,897
2026	11,650
2027	10,888
2028	8,826
Thereafter	74,211
Total	$130,282
Leasing as a lessee
We lease a portion of the land underlying Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets, net) and lease liability (included in other liabilities). At December 31, 2023, the balances were $265 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company's incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease at December 31, 2023 and a reconciliation of those cash flows to the operating lease liability.

2024	$21
2025	21
2026	21
2027	21
2028	21
Thereafter	289
Total	$394
Imputed interest	(129)
Lease liability	$265

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
7. Intangible Assets and Liabilities
The following table summarizes the Company's identified intangible assets and intangible liabilities, included in intangible assets, net and other liabilities on the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Intangible Assets:
Acquired in-place lease	$548	$—
Acquired above market lease	97	—
Accumulated amortization	(108)	—
Intangible assets, net	$537	$—
Intangible liabilities:
Acquired below market leases	$929	$908
Accumulated amortization	(894)	(883)
Intangible liabilities, net	$35	$25
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs is applied as a reduction to rental income. Amortization pertaining to the below market lease costs is applied as an increase to rental income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
Amortization of:
Acquired above market lease	$(4)	$—
Acquired below market lease	11	24
Net revenues increase	$7	$24

Acquired in-place lease intangibles	$103	$—
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2023.

	2024	2025	2026	2027	2028	Thereafter	Total
Amortization of:
Acquired above market lease	$(15)	$(15)	$(15)	$(15)	$(15)	$(17)	$(92)
Acquired below market lease	14	9	4	4	4	—	35
Net revenues increase	$(1)	$(6)	$(11)	$(11)	$(11)	$(17)	$(57)

Acquired in-place lease intangibles	$317	$26	$26	$26	$26	$24	$445

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
8. Debt
Total debt outstanding as of December 31, 2023 and 2022 was as follows:

	2023	2022
Debt, gross	$124,817	$62,411
Mortgage discount	(2,074)	(212)
Deferred financing costs, net	(1,812)	(541)
Total Debt, net	$120,931	$61,658
As of December 31, 2023, the Company's outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036, as follows:

For the year ended December 31,	As of December 31, 2023	Weighted average interest rate
2024	$—	—%
2025	20,000	5.86%	(1)
2026	23,742	4.56%
2027	11,203	3.99%
2028	—	—%
Thereafter	69,872	5.91%	(1)
Total	$124,817	5.47%
(1)See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2023
The Company obtained a loan on November 9, 2023 which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19,496, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.39% at December 31, 2023. In conjunction with the loan closing, the company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required to purchase a new cap contract.
The Company’s mortgage and the related swap agreement on The Locale had an initial maturity date of September 1, 2023. Prior to the initial maturity date, the Company exercised the one-year extension option provided for in the loan documents and entered into a new swap agreement to fix the interest rate at 7.34% and extend the maturity date to September 1, 2024. On November 8, 2023, the Company placed permanent financing on The Locale and simultaneously repaid the $17,112 outstanding balance on the extended loan and terminated the swap agreement. The new loan matures on December 1, 2030, has a principal balance of $17,700, bears interest at a fixed rate of 6.49% and requires interest-only payments for the duration of its 7-year term.
On September 20, 2023, the Company assumed two mortgage loans in the total principal amount of $11,258, net of a debt discount of $1,951 in connection with the acquisition of The Q Lofts. The carrying value of the assumed debt was marked to fair value as of the acquisition date. According to the terms of the loan agreements, the contractual fixed rates are 4.61% and 4.50%, require payments of principal and interest and the maturity date of both loans is January 1, 2036. The debt discount will be amortized to interest expense over the life of the loans.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10,250. The loan matures on February 1, 2030, bears interest at a fixed rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
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
The Company's ability to pay off the mortgages when they become due is dependent upon the Company's ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of December 31, 2023, the Company guaranteed one mortgage loan up to $4,000 and as of December 31, 2022, none of our mortgage debt was recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2023 and 2022, the Company is in compliance with such covenants.
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
December 31, 2023
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2023, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. As of December 31, 2022, we had one derivative financial instrument designated as a cash flow hedge, with an original notional amount of $18,750 and a maturity date of September 1, 2023. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument was $369 and $621 for the years ended December 31, 2023 and 2022, respectively. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $150 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$97	$—	$97

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$383	$—	$383
The fair value of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the years ended December 31, 2023 and 2022, events and circumstances indicated that certain investment properties might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net	$124,817	$119,242	$62,411	$57,474
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.69% and 7.44% per annum as of December 31, 2023 and 2022, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying investment property and its leverage ratio. The weighted average market effective interest rates used a range from 5.52% to 9.66% and 5.76% to 8.83% as of December 31, 2023 and 2022, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
MB REIT is currently disregarded as a separate entity from the Company for U.S. federal income tax purposes and is a Qualified REIT Subsidiary (“QRS”) of the Company. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for U.S. federal income tax purposes as those of the Company.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
During the years ended December 31, 2023 and 2022, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or for the years ended December 31, 2023 and 2022. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 or in the consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023, the Company's, including its predecessors, 2022, 2021 and 2020 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
The following table summarizes net operating income by segment for the years ended December 31, 2023 and 2022.

	For the year ended December 31, 2023			For the year ended December 31, 2022
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$30,046	$16,712	$13,334	$30,436	$15,727	$14,709
Other property income	935	935	—	920	905	15
Total revenues	30,981	17,647	13,334	31,356	16,632	14,724
Operating expenses	14,263	8,069	6,194	14,391	7,691	6,700
Net operating income	$16,718	$9,578	$7,140	$16,965	$8,941	$8,024
Non-allocated expenses (1)	(23,271)			(22,069)
Other income and expenses (2)	(3,745)			(2,540)
Loss on sale of investment properties (3)	—			(6)
Net loss	$(10,298)			$(7,650)
Balance Sheet Data
Real estate assets, net	$309,539	$198,220	$111,319	$275,554	$171,457	$104,097
Non-segmented assets (4)	31,613			39,560
Total assets	$341,152			$315,114
Capital expenditures	$9,004	$643	$8,361	$2,624	$861	$1,763
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Loss on the sale of investment properties is related to State Street Market.
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
December 31, 2023
employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company (then a wholly-owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Awards Plan.
For the year ended December 31, 2023, the Company granted 4,779 of fully vested shares of common stock with an aggregate value of $1,515 based on a weighted average estimated fair value per share of $0.32. During the year ended December 31, 2022, the Company granted 5,149 of fully vested shares of common stock with an aggregate value of $1,445 based on a weighted average estimated fair value per share of $0.28.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company's common stock pursuant to awards under the plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. At December 31, 2023, 11,616 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's stock awards activity as of December 31, 2023 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	—	$—
Granted	4,779	—
Vested	(4,779)	—
Other		—
Balance at December 31, 2023	—	$—
The Company recognized stock-based compensation expense for the years ended December 31, 2023 and 2022 of $1,537 and $1,467, respectively, related to the Incentive Award Plan. For the years ended December 31, 2023 and 2022, the Company paid $649 and $618, respectively, related to tax withholding for share-based compensation.
13. Repurchase of Shares
On October 24, 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future.
On December 8, 2023, the tender offer closed with the repurchase of 169,391 shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25,239, including all costs and fees of the tender offer.
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
Highlands has also agreed to indemnify InvenTrust against all taxes related to the Company and its assets, including taxes attributable to periods prior to the separation and distribution. InvenTrust has agreed to indemnify the Company for any taxes attributable to the failure of InvenTrust’s or MB REIT (Florida). Inc., a subsidiary of the Company, to maintain its qualification as a REIT for any taxable year ending on or before December 31, 2016.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2023
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a broker commission. The total cost commitment was estimated to be approximately $9,100. As of December 31, 2023, we estimate that remaining costs to be paid under this commitment are approximately $673. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which will be accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13,200. As of December 31, 2023, we estimate that remaining costs to be paid under this commitment are approximately $3,775.
15. Subsequent Events
On February 5, 2024, the Company sold both industrial properties to the tenant. The St. Paul, Minnesota location was sold at a price of $13,325 and the New Ulm, Minnesota location was sold at a price of $7,175. After paying closing expenses, we received approximately $20,300 in proceeds from the sale of these properties.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-family
1620 Central Street Evanston, IL	$—	$3,075	$17,140	$—	$161	$3,075	$17,301	$20,376	$3,441	2018
Buerger Brothers Lofts Denver, CO	—	3,117	7,114	—	671	3,117	7,785	10,902	1,760	2017
Chamber Lofts Denver, CO	—	2,797	6,388	—	515	2,797	6,903	9,700	1,561	2017
Kenilworth Court Denver, CO	3,784	2,496	3,203	—	39	2,496	3,242	5,738	615	2018
Tennyson Denver, CO	10,250	1,533	17,410	—	48	1,533	17,458	18,991	2,871	2019
The Detroit and Detroit Terraces Denver, CO	11,203	3,370	15,006	—	97	3,370	15,103	18,473	2,713	2019
The Lafayette Denver, CO	5,481	2,457	7,067	—	228	2,457	7,295	9,752	1,478	2018
The Locale Allendale, MI	17,700	4,294	22,461	—	720	4,294	23,181	27,475	4,462	2019
The Muse Denver, CO	19,496	5,303	42,809	—	166	5,303	42,975	48,278	6,274	2019
The Q Lofts San Diego, CA	13,161	8,856	22,877	—	—	8,856	22,877	31,733	202	2023
The Sterling San Diego, CA	—	1,849	5,407	—	30	1,849	5,437	7,286	698	2020
The View San Diego, CA	—	7,272	8,862	—	667	7,272	9,529	16,801	1,748	2019
Other
Buckhorn Plaza Bloomsburg, PA	9,357	1,651	11,770	(35)	2,292	1,616	14,062	15,678	8,961	2006
Hudson Correctional Facility Hudson, CO	—	1,382	—	(1,382)	—	—	—	—	—	2009
Palazzo Del Lago Orlando, FL	—	8,938	—	—	19	8,938	19	8,957	10	2010
Sherman Plaza Evanston, IL	—	9,655	30,982	—	12,633	9,655	43,615	53,270	24,066	2006
The Market at Hilliard Hilliard, OH	14,385	4,432	13,308	—	4,537	4,432	17,845	22,277	10,294	2005

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Trimble San Jose, CA	20,000	12,732	10,045	—	12,633	12,732	22,678	35,410	5,057	2013
Versacold USA - St. Paul St. Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	5,698	2007
Versacold USA - New Ulm New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	5,291	2007
Corporate	—	—	—	—	29	—	29	29	16	N/A
Totals	$124,817	$89,999	$261,301	$(1,417)	$35,485	$88,582	$296,786	$385,368	$87,216

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2023 for U.S. federal income tax purposes was approximately $479,131 (unaudited).
A.The initial cost to the Company represents the original purchase price of the investment property, including amounts incurred subsequent to acquisition which were contemplated at the time the investment property was acquired.
B.Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
C.Reconciliation of real estate owned:

	2023	2022
Balance at January 1	$351,958	$353,555
Acquisitions and capital improvements	33,410	8,676
Dispositions and write-offs	—	(10,273)
Balance at December 31,	$385,368	$351,958
D.Reconciliation of accumulated depreciation:

	2023	2022
Balance at January 1	$76,888	$67,478
Depreciation expense	10,328	10,136
Dispositions and write-offs	—	(726)
Balance at December 31,	$87,216	$76,888
E.Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment and site improvements	5-15 years

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2023. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2024 Annual Meeting of Stockholders Record Date
The Board established the close of business on March 8, 2024 as the record date for determining stockholders entitled to vote at our 2024 Annual Meeting of Stockholders, expected to be held on May 9, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 60, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core”

portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 41, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. On January 22, 2021, Mr. Lange was appointed to serve as Chief Operating Officer of the Company. As General Counsel, Mr. Lange is responsible for all legal functions at Highlands and as Chief Operating Officer, Mr. Lange is charged with overseeing its operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 48, serves as Highlands’ Chief Accounting Officer, Senior Vice President and Treasurer. Prior to joining Highlands, Ms. Karas was Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company. Blackstone is one of the largest real estate private equity firms in the world. Ms. Karas served as Vice President and Controller of IRC Retail Centers (formerly Inland Real Estate Corporation) and served as a member of its Management Committee. In this role, Ms. Karas oversaw the corporate accounting function, with responsibilities over SEC reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with Sarbanes-Oxley and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
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
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of the Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2023.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	11,616
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	11,616
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
Omitted at registrant's option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
10.8#	Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)
10.9#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.10#	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.11#	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.12#	Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Kimberly Karas (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

EXHIBIT NO.	DESCRIPTION
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 14, 2024
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2024
Richard Vance
/s/ Kimberly A. Karas	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2024
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 14, 2024
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 14, 2024
Jeffrey L. Shekell