Form 10-Q
period 2024-03-31
Highlands REIT, Inc.
filed 2024-05-09
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 8, 2024, there were 721,638,314 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)

Investment properties
Land	$83,792	$88,582
Building and other improvements	288,212	296,786
Construction in progress	28	10,850
Total	372,032	396,218
Less accumulated depreciation	(78,987)	(87,216)
Net investment properties	293,045	309,002
Cash and cash equivalents	35,220	17,078
Restricted cash and escrows	2,351	2,406
Accounts receivable (net of allowance of $63 and $125 as of March 31, 2024 and December 31, 2023, respectively)	6,350	6,255
Intangible assets, net	430	537
Deferred costs and other assets, net	6,120	5,874
Total assets	$343,516	$341,152

Liabilities
Debt, net	$120,876	$120,931
Accounts payable and accrued expenses	11,231	13,335
Other liabilities	2,158	2,674
Total liabilities	134,265	136,940

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 721,671 shares issued and outstanding as of March 31, 2024 and December 31, 2023	7,217	7,217
Additional paid-in capital	1,389,731	1,389,951
Accumulated distributions in excess of net income	(1,186,825)	(1,191,868)
Accumulated other comprehensive income	233	20
Total Highlands REIT, Inc. stockholders’ equity	210,356	205,320
Non-controlling interests	(1,105)	(1,108)
Total equity	209,251	204,212
Total liabilities and equity	$343,516	$341,152

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$9,016	$7,418
Other property income	233	212
Total revenues	9,249	7,630

Expenses
Property operating expenses	2,367	2,205
Real estate taxes	1,413	1,393
Depreciation and amortization	3,027	2,570
General and administrative expenses	2,610	2,517
Total expenses	9,417	8,685
Gain on sale of investment properties, net	6,869	—
Income (loss) from operations	6,701	(1,055)
Interest income	252	130
Interest expense	(1,911)	(785)
Net income (loss)	5,042	(1,710)
Net (income) loss attributable to non-controlling interests	1	(6)
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$5,043	$(1,716)
Net income (loss) per common share, basic and diluted	$0.01	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	721,671	888,243

Comprehensive loss
Net income (loss)	$5,042	$(1,710)
Unrealized gain (loss) on derivatives	217	(135)
Total other comprehensive income (loss)	217	(135)
Comprehensive income (loss)	5,259	(1,845)
Comprehensive (income) loss attributable to non-controlling interests	(3)	14
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$5,256	$(1,831)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(1,716)	—	(1,716)	6	(1,710)
Other comprehensive loss	—	—	—	—	(115)	(115)	(20)	(135)
Balance at March 31, 2023	888,243	$8,882	$1,412,637	$(1,183,283)	$211	$238,447	$65	$238,512

Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net income (loss)	—	—	—	5,043	—	5,043	(1)	5,042
Other comprehensive income	—	—	—	—	213	213	4	217
Costs for repurchase of shares	—	—	(220)	—	—	(220)	—	(220)
Balance at March 31, 2024	721,671	$7,217	$1,389,731	$(1,186,825)	$233	$210,356	$(1,105)	$209,251
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,042	$(1,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,027	2,570
Amortization of market leases	—	(3)
Amortization of debt discounts and financing costs	179	51
Straight-line rental income	(24)	(186)
Gain on sale of investment properties, net	(6,869)	—
Changes in assets and liabilities:
Accounts and rents receivable, net	(71)	282
Deferred costs and other assets, net	110	115
Accounts payable and accrued expenses	336	(1,955)
Other liabilities	(512)	46
Net cash flows provided by (used in) operating activities	$1,218	$(790)
Cash flows from investing activities:
Capital expenditures and tenant improvements	(2,498)	(314)
Proceeds from sale of investment properties, net	20,071	—
Payment of leasing fees	(250)	(307)
Net cash flows provided by (used in) investing activities	$17,323	$(621)
Cash flows from financing activities:
Payment of debt issuance costs	(3)	(359)
Proceeds from debt	—	10,250
Repurchase of shares	(220)	—
Principal payments of debt	(231)	(282)
Net cash flows provided by (used in) financing activities	$(454)	$9,609
Net increase in cash and cash equivalents and restricted cash and escrows	18,087	8,198
Cash and cash equivalents and restricted cash and escrows, at beginning of period	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,571	$36,116

Cash and cash equivalents	$35,220	$34,207
Restricted cash and escrows	2,351	1,909
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,571	$36,116

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,735	$692

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$1,758	$677

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2023, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 14, 2024, as certain note disclosures contained in such audited consolidated financial statements have been condensed or omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
1. Organization
Highlands REIT, Inc. (“Highlands”), which was formed in December 2015, is a Maryland corporation with a portfolio of investment properties including multi-family, retail and office properties, a correctional facility and unimproved land. Prior to April 28, 2016, Highlands was a wholly-owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent. Unless stated otherwise or the context otherwise requires, the terms “we,” “our” and “us” and references to the “Company” refer to Highlands and its consolidated subsidiaries.
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2024, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of March 31, 2024 and December 31, 2023, the Company owned 18 and 20 investment properties, respectively, and one parcel of unimproved land.
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
March 31, 2024
for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 14, 2024, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of March 31, 2024 and December 31, 2023, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2024 is $23,524 of assets and $18,181 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2023 is $23,740 of assets and $18,116 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is continuing to evaluate this guidance, but expects the standard to impact our disclosures around our segments and is not anticipated to have an impact on the Company’s consolidated financial statements.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
The following table reflects the investment property dispositions during the three months ended March 31, 2024. The Company recognized a net gain on sale of investment properties of $6,869.

Property	Location	Disposition Date	Gross Disposition Price		Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175		$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325		$13,076	$4,817
			$20,500	20500000	$20,071	$6,869
There were no investment property dispositions during the three months ended March 31, 2023.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued real estate taxes	$5,611	$6,300
Accrued compensation	2,006	979
Accrued interest payable	568	570
Other accrued expenses	3,046	5,486
Total accounts payable and accrued expenses	$11,231	$13,335
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of March 31, 2024.
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Lease income related to fixed lease payments	$7,618	$6,290
Lease income related to variable lease payments (1)	1,398	1,128
Other	233	212
Total revenues	$9,249	$7,630
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of March 31, 2024, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2024 (remaining)	$8,039
2025	9,828
2026	9,573
2027	9,374
2028	8,949
Thereafter	74,221
Total	$119,984

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
6. Debt
Total debt outstanding as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Debt, gross	$124,586	$124,817
Mortgage discount	(2,019)	(2,074)
Deferred financing costs, net	(1,691)	(1,812)
Total Debt, Net	$120,876	$120,931
As of March 31, 2024, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036, as follows:

Debt maturing during the year ended December 31,	As of March 31, 2024	Weighted average interest rate
2024 (remaining)	$—	—%
2025	20,000	5.86%	(1)
2026	23,609	4.56%
2027	11,152	3.99%
2028	—	—%
Thereafter	69,825	5.91%	(1)
Total	$124,586	5.47%
(1)    See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect on March 31, 2024.
The Company obtained a loan on November 9, 2023, which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19,496, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.38% and 7.39% on March 31, 2024 and December 31, 2023, respectively. In conjunction with the loan closing, the company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required by the terms of the loan agreement to purchase a new cap contract.
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
On September 20, 2023, the Company assumed two mortgage loans in the total principal amount of $11,258, net of a debt discount of $1,951. The carrying value of the assumed debt was marked to market as of the acquisition date. According to the terms of the loan agreements, the contractual fixed interest rates are 4.61% and 4.50%, require payments of principal and interest and the maturity date of both loans is January 1, 2036. The debt discount will be amortized to interest expense over the life of the loans.
The Company obtained a loan on April 6, 2023, which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20,000, $4,000 of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, which requires, among other criteria, that at the time of extension, the mortgage is not in default, a minimum debt service coverage ratio is met

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
and the extension fee is paid. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.86% for the term of the loan.
The Company obtained a loan on January 24, 2023, which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10,250. The loan matures on February 1, 2030, bears interest at a rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
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
As of March 31, 2024 and December 31, 2023, the Company guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of March 31, 2024 and December 31, 2023, the Company was in compliance with such covenants.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. As of March 31, 2023, we had one derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2023. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instruments was $217 for the three months ended March 31, 2024, and as other comprehensive loss was $135 for the three months ended March 31, 2023.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $210 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$301	$—	$301

	December 31, 2023
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Deferred costs and other assets, net”	$—	$97	$—	$97
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2024 and 2023, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$124,586	$118,017	$124,817	$119,242
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 7.03% and 6.69% per annum as of March 31, 2024 and December 31, 2023, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.81% to 9.93% and 5.52% to 9.66% as of March 31, 2024 and December 31, 2023, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2024 and 2023, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
The following table summarizes net operating income by segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$9,016	$4,733	$4,283	$7,418	$3,966	$3,452
Other property income	233	233	—	212	212	—
Total income	9,249	4,966	4,283	7,630	4,178	3,452
Property operating expenses	2,367	1,610	757	2,205	1,474	731
Real estate taxes	1,413	530	883	1,393	481	912
Net operating income	$5,469	$2,826	$2,643	$4,032	$2,223	$1,809
Non-allocated expenses (1)	(5,637)			(5,087)
Gain on sale of investment properties, net (2)	6,869			—
Other income and expenses (3)	(1,659)			(655)
Net income (loss) attributable to non-controlling interests	1			(6)
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$5,043			$(1,716)

Balance Sheet Data
Real estate assets, net (4)	$293,475	$196,475	$97,000	$—	$170,137	$103,234
Non-segmented assets (5)	50,041			321,017
Total assets	$343,516			$321,017
Capital expenditures	$2,498	$50	$2,448	$314	$164	$150
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Gain on sale of investment properties is related to two other properties.
(3)Other income and expenses consists of interest income and interest expense.
(4)Real estate assets include intangible lease assets, net of amortization.
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
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of March 31, 2024, 11,616 shares were available for future issuance under the Incentive Award Plan.
11. Repurchase of Shares

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2024
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
During the three months ended March 31, 2024, the Company incurred $220 of additional costs related to this previously executed tender offer.
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment was estimated to be approximately $9,100. As of March 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $673. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13,200. As of March 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $1,085. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
13. Subsequent Events
In April 2024, the Company executed a lease with LTF Lease Company LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. Rental payments under this lease are expected to commence in the second quarter of 2025. The total cost commitment is estimated to be approximately $9.2 million, to be funded using cash on hand and cash flow from operations.

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
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. The tender offer closed in the fourth quarter of 2023 with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. During the three months ended March 31, 2024, the Company incurred $0.2 million of additional costs related to this previously executed tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of March 31, 2024, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three months ended March 31, 2024 and 2023.
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

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2023 contained in the Company’s latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment properties:

			(dollar amounts in thousands)
Property	Location	Disposition Date	Gross Disposition Price		Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175		$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325		$13,076	$4,817
			$20,500	20500000	$20,071	$6,869

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
Key performance indicators are as follows:

	As of March 31,
	2024	2023
Economic occupancy (1)	73.2%	75.0%
Rent per square foot (2)	$24.98	$16.57
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2024 and 2023.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2024	2023	Increase (Decrease)
Net income (loss)	$5,042	$(1,710)	$6,752	394.9%
Net income increased $6.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to the gain on sale of investment properties recorded in conjunction with the February 2024 sale of the industrial investment properties. Additionally, the increase is due to higher revenues during the three months ended March 31, 2024 from XP Power at Trimble’s rent commencement and the acquisition of The Q Lofts in September 2023. Partially offsetting this increase in revenues is higher interest expense due to new mortgages entered into during 2023.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three months ended March 31, 2024 and 2023.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2024	2023	Increase (Decrease)
Income:
Rental income	$9,016	$7,418	$1,598	21.5%
Other property income	233	212	21	9.9%
Total revenues	$9,249	$7,630	$1,619	21.2%
Total revenues increased $1.6 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to the acquisition of The Q Lofts in September 2023 and to rent commencement on the XP Power lease at Trimble. Additionally the increase in revenue is due to increased occupancy and rent per square foot on our multi-family portfolio. Partially offsetting this increase in revenue is decreased revenues resulting from the sale of the industrial properties in February 2024.

The following table presents the changes in our expenses for the three months ended March 31, 2024 and 2023.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2024	2023	Increase (Decrease)
Expenses:
Property operating expenses	$2,367	$2,205	$162	7.3%
Real estate taxes	1,413	1,393	20	1.4%
Depreciation and amortization	3,027	2,570	457	17.8%
General and administrative expenses	2,610	2,517	93	3.7%
Total expenses	$9,417	$8,685	$732	8.4%
Property operating expenses increased $0.2 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to higher insurance and repair and maintenance costs at our properties. Partially offsetting this increase was a decrease in utility expenses.
Real estate taxes remained relatively consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Depreciation and amortization increased $0.5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in depreciation and amortization expense is due to the acquisition of The Q Lofts in September 2023 and to the tenant allowance on the XP Power lease at Trimble.
General and administrative expense increased $0.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to increased salaries as a result of annual increases.
The following table presents the changes in our other income and expenses for the three months ended March 31, 2024 and 2023.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2024	2023	Increase (Decrease)
Other income and (expenses):
Interest income	$252	$130	$122	93.8%
Gain on sale of investment properties, net	6,869	—	6,869	—%
Interest expense	(1,911)	(785)	1,126	143.4%
Interest income increased $0.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to higher interest rates and higher cash balances maintained.
During the three months ended March 31, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of the industrial properties leased to Versacold USA in February 2024. There were no sales of investment properties during the three months ended March 31, 2023.
Interest expense increased $1.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to interest on five new mortgage loans entered into during the periods.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family residential leases, as of March 31, 2024, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2024	4	32,902	$476	6.9%	4.4%	$14.48
2025	17	102,622	1,448	21.5%	13.4%	14.11
2026	4	11,041	344	2.3%	3.2%	31.13
2027	3	12,383	316	2.6%	2.9%	25.50
2028	8	31,402	657	6.6%	6.1%	20.93
2029	9	63,760	1,482	13.4%	13.7%	23.24
2030	2	4,493	147	0.9%	1.4%	32.63
2031	—	—	—	—%	—%	—
2032	2	8,800	179	1.8%	1.7%	20.29
2033	1	815	26	0.2%	0.2%	32.00
MTM	1	2,875	42	0.6%	0.4%	14.61
Thereafter	3	206,238	5,678	43.2%	52.6%	27.53
Grand Total	54	477,331	$10,795	100.0%	100.0%	$22.61
The following table represents new and renewed leases that commenced during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	—	—	$—	—
Renewals	1	2,460	46.37	5.00	3	14,219	20.75	4.2
Total	1	2,460	$46.37	5.00	3	14,219	$20.75	4.2
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
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each investment property acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.

We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases and in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and other liabilities, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) over the remaining lease term.
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
Impairment of Real Estate
The Company assesses the carrying values of the respective long-lived investment properties whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable, such as a reduction in the expected holding period of the investment property. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each investment property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
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
Liquidity and Capital Resources
As of March 31, 2024, we had $35.2 million of cash and cash equivalents, and $2.4 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Michael’s at Market at Hilliard expiring in February 2025, Marshalls at Buckhorn Plaza expiring in May 2025 and Office Max at Market at Hilliard expiring in May 2025.

We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment was estimated to be approximately $9.1 million. As of March 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $0.7 million. The tenant began paying cash rent on January 1, 2023. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13.2 million. As of March 31, 2024, we estimate remaining costs to be paid under this commitment are approximately $1.1 million. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of March 31, 2024 and December 31, 2023 was $124.6 million and $124.8 million, respectively, with a weighted average interest rate at the end of each period of 5.47% per annum.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of March 31, 2024 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of March 31, 2024	Weighted average interest rate
2024 (remaining)	$—	—%
2025	20,000	5.86%	(1)
2026	23,609	4.56%
2027	11,152	3.99%
2028	—	—%
Thereafter	69,825	5.91%	(1)
Total	$124,586	5.47%
(1)    See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect on March 31, 2024.
The Company obtained a loan on November 9, 2023, which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19.5 million, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.38% and 7.39% on March 31, 2024 and December 31, 2023, respectively. In conjunction with the loan closing, the Company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required to purchase a new cap contract.
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

On September 20, 2023, the Company assumed two mortgage loans in the total principal amount of $11.3 million, net of a debt discount of $2.0 million. The carrying value of the assumed debt was marked to market as of the acquisition date. According to the terms of the loan agreements, the contractual fixed interest rates are 4.61% and 4.50%, require payments of principal and interest and the maturity date of both loans is January 1, 2036. The debt discount will be amortized to interest expense over the life of the loans.
The Company obtained a loan on April 6, 2023, which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20.0 million, $4.0 million of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, which requires, among other criteria, that at the time of extension, the mortgage is not in default, a minimum debt service coverage ratio is met and the extension fee is paid. Simultaneously with the loan closing, we entered into a swap agreement to fix the interest rate at 5.86% for the term of the loan.
The Company obtained a loan on January 24, 2023, which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10.3 million. The loan matures on February 1, 2030, bears interest at a rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
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
As of March 31, 2024 and December 31, 2023, the Company guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the three months ended March 31, 2024 and 2023

	(in thousands)
	Three Months Ended March 31,
	2024	2023
Net cash flows provided by (used in) operating activities	$1,218	$(790)
Net cash flows provided by (used in) investing activities	17,323	(621)
Net cash flows provided by (used in) financing activities	(454)	9,609
Net increase in cash and cash equivalents and restricted cash and escrows	18,087	8,198
Cash and cash equivalents and restricted cash and escrows, at beginning of period	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,571	$36,116
Cash provided by operating activities was $1.2 million for the three months ended March 31, 2024, compared to cash used in operating activities of $0.8 million for the three months ended March 31, 2023. The increase in cash provided by operating activities compared to the same period in 2023 is due primarily to cash received upon rent commencement for new tenant XP Power at Trimble, the acquisition of The Q Lofts in September 2023 and increased occupancy and base rent per square foot in the multi-family portfolio.
Cash provided by investing activities was $17.3 million for the three months ended March 31, 2024, compared to cash used in investing activities of $0.6 million for the three months ended March 31, 2023. Cash provided by investing activities increased $17.9 million compared to the same period in 2023 as a result of proceeds received from the sale of the industrial properties totaling $20.1 million and higher cash spent for capital expenditures and tenant improvements.

Cash used in financing activities was $0.5 million for the three months ended March 31, 2024, compared to cash provided by financing activities of $9.6 million for the three months ended March 31, 2023. Cash used in financing activities for the three months ended March 31, 2024 included principal payments on debt totaling $0.2 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023. Cash provided by financing activities for the three months ended March 31, 2023 included proceeds from a new mortgage on Tennyson in the amount of $10.3 million, principal payments on mortgage debt in the amount of $0.3 million and payment of debt issuance costs of $0.4 million related to the Tennyson mortgage.
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
Distributions
For the three months ended March 31, 2024 and 2023, no cash distributions were paid by the Company.
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
Since the definition of FFO was promulgated by NAREIT, management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we may also use Adjusted Funds From Operations, or AFFO, as a measure of our operating performance. We define AFFO, a non-GAAP financial measure, to exclude from FFO adjustments for gains or losses related to early extinguishment of debt instruments as these items are not related to our continuing operations. By excluding these items, management believes that AFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other public, non-listed REITs. AFFO is not equivalent to our net income or loss as determined under GAAP.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$5,043	$(1,716)
Depreciation and amortization (1)	3,014	2,531
Gain on sale of investment properties, net	(6,869)	—
Funds From Operations	$1,188	$815

Funds From Operations per weighted average common shares, basic and diluted	$—	$—
Weighted average number of common shares outstanding, basic and diluted	$721,671	$888,243
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive income (loss) and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. This non-GAAP financial measure reflects an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2024, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on March 31, 2024 was 7.38%.
With regard to our variable-rate financing, we assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations.
We may use financial instruments to hedge exposure to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument resulting from a change in interest rates.
As of March 31, 2024, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The combined fair value of the derivatives was $0.3 million as of March 31, 2024 and is included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Date
/s/ Richard Vance	May 9, 2024
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 9, 2024
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)