Form 10-Q
period 2024-09-30
Highlands REIT, Inc.
filed 2024-11-07
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2024, there were 721,950,814 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)

Investment properties
Land	$83,792	$88,582
Building and other improvements	288,744	296,786
Construction in progress	454	10,850
Total	372,990	396,218
Less accumulated depreciation	(84,469)	(87,216)
Net investment properties	288,521	309,002
Cash and cash equivalents	35,936	17,078
Restricted cash and escrows	2,050	2,406
Accounts receivable (net of allowance of $158 and $125 as of September 30, 2024 and December 31, 2023, respectively)	6,446	6,255
Intangible assets, net	215	537
Deferred costs and other assets, net	6,108	5,874
Total assets	$339,276	$341,152

Liabilities
Debt, net	$120,773	$120,931
Accounts payable and accrued expenses	11,642	13,335
Other liabilities	2,293	2,674
Total liabilities	134,708	136,940

Commitments and contingencies (see Note 13)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 721,951 and 721,671 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,220	7,217
Additional paid-in capital	1,389,824	1,389,951
Accumulated distributions in excess of net income	(1,191,270)	(1,191,868)
Accumulated other comprehensive income	(98)	20
Total Highlands REIT, Inc. stockholders’ equity	205,676	205,320
Non-controlling interests	(1,108)	(1,108)
Total equity	204,568	204,212
Total liabilities and equity	$339,276	$341,152

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$8,713	$7,574	$26,294	$22,452
Other property income	308	299	787	733
Total revenues	9,021	7,873	27,081	23,185

Expenses
Property operating expenses	2,505	2,307	7,156	6,614
Real estate taxes	1,453	1,449	4,326	4,374
Depreciation and amortization	2,975	2,628	8,983	7,807
General and administrative expenses	2,592	2,474	8,069	7,755
Total expenses	9,525	8,858	28,534	26,550
Loss from operations	(504)	(985)	(1,453)	(3,365)
Gain on sale of investment properties, net	—	—	6,869	—
Interest income	330	459	918	974
Interest expense	(1,919)	(1,268)	(5,741)	(3,228)
Net income (loss)	(2,093)	(1,794)	593	(5,619)
Net (income) loss attributable to non-controlling interests	1	11	5	(10)
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,092)	$(1,783)	$598	$(5,629)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	721,951	888,600	721,817	888,393

Comprehensive loss
Net income (loss)	$(2,093)	$(1,794)	$593	$(5,619)
Unrealized gain (loss) on derivatives	(345)	(37)	(113)	37
Total other comprehensive income	(345)	(37)	(113)	37
Comprehensive income (loss)	(2,438)	(1,831)	480	(5,582)
Comprehensive loss attributable to non-controlling interests	1	33	—	54
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,437)	$(1,798)	$480	$(5,528)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(1,716)	—	(1,716)	6	(1,710)
Other comprehensive loss	—	—	—	—	(115)	(115)	(20)	(135)
Balance at March 31, 2023	888,243	$8,882	$1,412,637	$(1,183,283)	$211	$238,447	$65	$238,512
Net income (loss)	—	—	—	(2,129)	—	(2,129)	14	(2,115)
Other comprehensive income (loss)	—	—	—	—	230	230	(21)	209
Share-based compensation	357	4	96	—	—	100	—	100
Balance at June 30, 2023	888,600	$8,886	$1,412,733	$(1,185,412)	$441	$236,648	$58	$236,706
Net loss	—	—	—	(1,784)	—	(1,784)	(10)	$(1,794)
Other comprehensive loss	—	—	—	—	(14)	(14)	(23)	$(37)
Balance at September 30, 2023	888,600	$8,886	$1,412,733	$(1,187,196)	$427	$234,850	$25	$234,875

Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net income (loss)	—	—	—	5,043	—	5,043	(1)	5,042
Other comprehensive income	—	—	—	—	213	213	4	217
Costs for repurchase of shares	—	—	(220)	—	—	(220)	—	(220)
Balance at March 31, 2024	721,671	$7,217	$1,389,731	$(1,186,825)	$233	$210,356	$(1,105)	$209,251
Net loss	—	—	—	(2,353)	—	(2,353)	(3)	(2,356)
Other comprehensive income	—	—	—	—	14	14	1	15
Share-based compensation	313	3	97	—	—	100	—	100
Repurchase of shares	(33)	—	(4)	—	—	(4)	—	(4)
Balance at June 30, 2024	721,951	$7,220	$1,389,824	$(1,189,178)	$247	$208,113	$(1,107)	$207,006
Net loss	—	—	—	(2,092)	—	(2,092)	(1)	(2,093)
Other comprehensive loss	—	—	—	—	(345)	(345)	—	(345)
Balance at September 30, 2024	721,951	$7,220	$1,389,824	$(1,191,270)	$(98)	$205,676	$(1,108)	$204,568
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$593	$(5,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,983	7,807
Amortization of market leases	1	(8)
Amortization of debt discounts and financing costs	539	282
Straight-line rental income	(633)	(526)
Gain on sale of investment properties, net	(6,869)	—
Non-cash stock-based compensation expense	100	100
Changes in assets and liabilities:
Accounts and rents receivable, net	442	208
Deferred costs and other assets, net	(372)	(540)
Accounts payable and accrued expenses	1,420	1,693
Other liabilities	(425)	326
Net cash flows provided by operating activities	$3,779	$3,723
Cash flows from investing activities:
Capital expenditures and tenant improvements	(4,177)	(3,095)
Acquisition of investment properties, net	—	(21,288)
Proceeds from sale of investment properties, net	20,071	—
Payment of leasing fees	(250)	(307)
Net cash flows provided by (used in) investing activities	$15,644	$(24,690)
Cash flows from financing activities:
Payment of debt issuance costs	(3)	(1,001)
Proceeds from debt	—	30,250
Repurchase of shares	(224)	—
Principal payments of debt	(694)	(838)
Net cash flows provided by (used in) financing activities	$(921)	$28,411
Net increase in cash and cash equivalents and restricted cash and escrows	18,502	7,444
Cash and cash equivalents and restricted cash and escrows, at beginning of period	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,986	$35,362

Cash and cash equivalents	$35,936	$33,561
Restricted cash and escrows	2,050	1,801
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,986	$35,362

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flows information:
Cash paid for interest	$5,227	$2,716

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$1,085	$2,389
Assumption of mortgage debt on acquired properties, net of debt discount	$—	$11,258

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2024, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of September 30, 2024 and December 31, 2023, the Company owned 18 and 20 investment properties, respectively, and one parcel of unimproved land.
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
September 30, 2024
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
Consolidation
As of September 30, 2024 and December 31, 2023, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2024 is $23,155 of assets and $18,134 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2023 is $23,740 of assets and $18,116 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
3. Acquired Properties
The Company records identifiable assets and liabilities acquired at fair value. There were no investment property acquisitions during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company acquired one multi-family investment property for a gross acquisition price of $34,497. Under ASU 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $297.

Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, California	September 20, 2023	$34,497

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
The purchase price has been allocated as follows:

Land	$8,856
Building and other improvements	22,876
Intangible assets, net	645
Deferred costs and other assets	190
Total assets	32,567

Intangible liabilities, net	(21)
Debt discount on mortgage assumption	1,951
Total liabilities	1,930

Total acquisition price	$34,497
4. Disposed Investment Properties
The following table reflects the investment property dispositions during the nine months ended September 30, 2024. The Company recognized a net gain on sale of investment properties of $6,869.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869
There were no investment property dispositions during the nine months ended September 30, 2023.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued real estate taxes	$5,903	$6,300
Accrued compensation	3,106	979
Accrued interest payable	546	570
Other accrued expenses	2,087	5,486
Total accounts payable and accrued expenses	$11,642	$13,335
6. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of September 30, 2024.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income related to fixed lease payments	$7,445	$6,474	$22,460	$19,062
Lease income related to variable lease payments (1)	1,268	1,100	3,834	3,390
Other	308	299	787	733
Total revenues	$9,021	$7,873	$27,081	$23,185
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of September 30, 2024, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2024 (remaining)	$2,845
2025	12,308
2026	12,609
2027	12,441
2028	12,046
Thereafter	92,435
Total	$144,684
7. Debt
Total debt outstanding as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Debt, gross	$124,124	$124,817
Mortgage discount	(1,910)	(2,074)
Deferred financing costs, net	(1,441)	(1,812)
Total Debt, Net	$120,773	$120,931
As of September 30, 2024, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036, as follows:

Debt maturing during the year ended December 31,	As of September 30, 2024	Weighted average interest rate
2024 (remaining)	$—	—%
2025	20,000	5.86%	(1)
2026	23,346	4.56%
2027	11,051	3.99%
2028	—	—%
Thereafter	69,727	5.92%	(1)
Total	$124,124	5.48%
(1)    See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect on September 30, 2024.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
The Company obtained a loan on November 9, 2023, which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19,496, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.41% and 7.39% on September 30, 2024 and December 31, 2023, respectively. In conjunction with the loan closing, the Company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required by the terms of the loan agreement to purchase a new cap contract.
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
As of September 30, 2024 and December 31, 2023, the Company guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of September 30, 2024 and December 31, 2023, the Company was in compliance with such covenants.
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
September 30, 2024
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble (also outstanding at September 30, 2023) had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. As of September 30, 2023, we had one additional derivative financial instrument designated as a cash flow hedge, with a notional amount of $18,750 and a maturity date of September 1, 2024. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive loss related to our derivative financial instruments was $345 and $113 for the three and nine months ended September 30, 2024, respectively and a loss of $37 and income of $37 for the three and nine months ended September 30, 2023, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $1 will be reclassified as a decrease to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$3	$—	$3
Classified as “Other liabilities”	$—	$56	$—	$56

	December 31, 2023
Derivative financial instruments designated as cash flow hedges:	Level 1	Level 2	Level 3	Total
Classified as “Deferred costs and other assets, net”	$—	$97	$—	$97
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2024 and 2023, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$124,124	$120,700	$124,817	$119,242
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.32% and 6.69% per annum as of September 30, 2024 and December 31, 2023, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.12% to 9.06% and 5.52% to 9.66% as of September 30, 2024 and December 31, 2023, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
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
During the three and nine months ended September 30, 2024 and 2023, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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
The following tables summarize net operating income by segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$8,713	$4,755	$3,958	$7,574	$4,113	$3,461
Other property income	308	308	—	299	299	—
Total revenues	9,021	5,063	3,958	7,873	4,412	3,461
Property operating expenses	2,505	1,796	709	2,307	1,663	644
Real estate taxes	1,453	514	939	1,449	487	962
Net operating income	$5,063	$2,753	$2,310	$4,117	$2,262	$1,855
Non-allocated expenses (1)	(5,567)			(5,102)
Other income and expenses (3)	(1,589)			(809)
Net income attributable to non-controlling interests	1			11
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,092)			$(1,783)

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$26,294	$14,225	$12,069	$22,452	$12,057	$10,395
Other property income	787	787	—	733	733	—
Total income	27,081	15,012	12,069	23,185	12,790	10,395
Property operating expenses	7,156	5,032	2,124	6,614	4,563	2,051
Real estate taxes	4,326	1,710	2,616	4,374	1,465	2,909
Net operating income	$15,599	$8,270	$7,329	$12,197	$6,762	$5,435
Non-allocated expenses (1)	(17,052)			(15,562)
Gain on sale of investment properties, net (2)	6,869			—
Other income and expenses (3)	(4,823)			(2,254)
Net income (loss) attributable to non-controlling interests	5			(10)
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$598			$(5,629)

Balance Sheet Data
Real estate assets, net (4)	$288,736	$193,315	$95,421	$304,680	$199,941	$104,739
Non-segmented assets (5)	50,540			48,211
Total assets	$339,276			$352,891
Capital expenditures	$4,177	$494	$3,683	$3,095	$1,051	$2,044
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
During the nine months ended September 30, 2024, the Company granted 313 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.32. During the nine months ended September 30, 2023, the Company granted 357 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.28.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of September 30, 2024, 11,304 shares were available for future issuance under the Incentive Award Plan.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
12. Repurchase of Shares
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
During the nine months ended September 30, 2024, the Company incurred $224 of additional costs related to this previously executed tender offer.
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment was estimated to be approximately $9,100. The tenant began paying cash rent on January 1, 2023. The final payment to the tenant of $673 was made in September 2024 and, as of September 30, 2024, no additional amounts are due to the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13,200. As of September 30, 2024, we estimate that remaining costs to be paid under this commitment are approximately $1,085. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. Rental payments under this lease are expected to commence in the second quarter of 2025 although the tenant is required to begin reimbursing for its share of common area maintenance upon taking possession of the space, which occurred in July 2024. The total cost commitment is estimated to be approximately $9,200. As of September 30, 2024, we estimate that remaining costs to be paid under this commitment are approximately $8,800.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2024
14. Subsequent Events
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
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. The tender offer closed in the fourth quarter of 2023 with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. Subsequent to the close of the tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased. During the nine months ended September 30, 2024, the Company incurred $0.2 million of additional costs related to this previously executed tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of September 30, 2024, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 10 to our consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the nine months ended September 30, 2024.
During the nine months ended September 30, 2023, we acquired one multi-family investment property, which is described in the table below.

Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, California	September 20, 2023	$34,497
During the nine months ended September 30, 2024, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment properties:

			(dollar amounts in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869
Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
Key performance indicators are as follows:

	As of September 30,
	2024	2023
Economic occupancy (1)	72.1%	79.9%
Rent per square foot (2)	$25.99	$16.92
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Net income (loss)	$(2,093)	$(1,794)	$299	16.7%	$593	$(5,619)	$6,212	110.6%
Net loss increased $0.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to higher property operating expenses, interest expense due to new mortgages entered into during 2023 and depreciation and amortization resulting from the acquisition of The Q Lofts. Partially offsetting these increased expenses was higher revenues during the three months ended September 30, 2024 from XP Power at Trimble’s rent commencement and the acquisition of The Q Lofts in September 2023.
Net income increased $6.2 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial investment properties and to the items discussed for the three-month periods.
Details of these changes are provided below.

The following table presents the changes in our revenues for the three and nine months ended September 30, 2024 and 2023.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Income:
Rental income	$8,713	$7,574	$1,139	15.0%	$26,294	$22,452	$3,842	17.1%
Other property income	308	299	9	3.0%	787	733	54	7.4%
Total revenues	$9,021	$7,873	$1,148	14.6%	$27,081	$23,185	$3,896	16.8%
Total revenues increased $1.1 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to the acquisition of The Q Lofts in September 2023 and to rent commencement on the XP Power lease at Trimble. Partially offsetting this increase in revenue is decreased revenues resulting from the sale of our industrial properties in February 2024.
Total revenues increased $3.9 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to the same items discussed for the three-month periods. Additionally, the increase in revenue is due to increased occupancy and rent per square foot on our multi-family portfolio.
The following table presents the changes in our expenses for the three and nine months ended September 30, 2024 and 2023.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Expenses:
Property operating expenses	$2,505	$2,307	$198	8.6%	$7,156	$6,614	$542	8.2%
Real estate taxes	1,453	1,449	4	0.3%	4,326	4,374	(48)	(1.1)%
Depreciation and amortization	2,975	2,628	347	13.2%	8,983	7,807	1,176	15.1%
General and administrative expenses	2,592	2,474	118	4.8%	8,069	7,755	314	4.0%
Total expenses	$9,525	$8,858	$667	7.5%	$28,534	$26,550	$1,984	7.5%
Property operating expenses increased $0.2 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to the acquisition of The Q Lofts and higher bad debt expense, repair and maintenance and payroll costs at our properties.
Property operating expenses increased $0.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to the acquisition of The Q Lofts and higher insurance, bad debt expense, repair and maintenance and payroll costs at our properties. These increases are offset by the sale of our industrial assets in February 2024 and lower utility costs.
Real estate taxes remained consistent during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Real estate taxes decreased $0.05 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to consulting fees incurred during the nine months ended September 30, 2023 to obtain reductions in real estate taxes for certain investment properties and due to lower estimates of current year taxes based on these reductions. This decrease in real estate tax expense is partially offset by real estate taxes on The Q Lofts which was acquired in September 2023.
Depreciation and amortization increased $0.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to the acquisition of The Q Lofts and to the tenant allowance on the XP Power lease at Trimble. Partially offsetting this increase in depreciation and amortization was the sale of our industrial assets.

Depreciation and amortization increased $1.2 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to the same items discussed for the three-month periods.
General and administrative expense increased $0.1 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to increased salaries and benefits as a result of annual increases. Partially offsetting this increase is a decrease in professional costs.
General and administrative expense increased $0.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to the same items discussed for the three-month periods. Partially offsetting this increase is decreased stock administration charges resulting from fewer shares outstanding after our tender offer closed in December 2023.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2024 and 2023.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Other income and (expenses):
Gain on sale of investment properties, net	$—	$—	$—	—%	$6,869	$—	$6,869	100.0%
Interest income	$330	$459	$(129)	(28.1)%	$918	$974	$(56)	(5.7)%
Interest expense	(1,919)	(1,268)	651	51.3%	(5,741)	(3,228)	2,513	77.9%
During the nine months ended September 30, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial properties leased to Versacold USA in February 2024. There were no sales of investment properties during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.
Interest income decreased $0.1 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to lower cash balances maintained during the current period.
Interest income decreased $0.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to the same items discussed for the three-month periods.
Interest expense increased $0.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to the loans assumed in conjunction with The Q Lofts acquisition, a higher interest rate on the Locale debt that we refinanced in November 2023 and interest on The Muse mortgage that also closed in November 2023.
Interest expense increased $2.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to interest on five new mortgage loans entered into during the periods.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of September 30, 2024, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2024	2	10,808	$197	2.3%	1.7%	$18.21
2025	15	79,645	1,204	17.0%	10.6%	15.12
2026	4	11,041	345	2.4%	3.0%	31.21
2027	3	12,383	318	2.6%	2.8%	25.66
2028	8	31,402	658	6.7%	5.8%	20.95
2029	10	80,560	1,807	17.2%	15.9%	22.43
2030	4	27,470	437	5.8%	3.8%	15.89
2031	—	—	—	—%	—%	—
2032	2	8,800	181	1.9%	1.6%	20.60
2033	1	815	27	0.2%	0.2%	32.96
Thereafter	3	206,238	6,227	43.9%	54.6%	30.19
Grand Total	52	469,162	$11,401	100.0%	100.0%	$24.30
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	2	80,940	$30.61	15.5
Renewals	2	19,260	21.89	5.0	5	35,380	15.01	3.0
Total	2	19,260	$21.89	5.0	7	116,320	$25.87	11.7
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
Liquidity and Capital Resources
As of September 30, 2024, we had $35.9 million of cash and cash equivalents, and $2.1 million of restricted cash and escrows.
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
Material Cash Requirements
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13.2 million. As of September 30, 2024, we estimate that remaining costs to be paid under this commitment are approximately $1.1 million. The remainder of the tenant allowance will be paid by the Company upon final request by the tenant.
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. Rental payments under this lease are expected to commence in the second quarter of 2025 although the tenant is required to begin reimbursing for its share of common area maintenance upon taking possession of the space, which occurred in July 2024. The total cost commitment is estimated to be approximately $9.2 million. As of September 30, 2024, we estimate that remaining costs to be paid under this commitment are approximately $8.8 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of September 30, 2024 and December 31, 2023 was $124.1 million and $124.8 million, respectively, with a weighted average interest rate of 5.48% and 5.47% per annum, respectively.
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, as of September 30, 2024 (dollar amounts are stated in thousands).

Debt maturing during the year ended December 31,	As of September 30, 2024	Weighted average interest rate
2024 (remaining)	$—	—%
2025	20,000	5.86%	(1)
2026	23,346	4.56%
2027	11,051	3.99%
2028	—	—%
Thereafter	69,727	5.92%	(1)
Total	$124,124	5.48%
(1)    See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect on September 30, 2024
The Company obtained a loan on November 9, 2023, which was secured by a mortgage encumbering The Muse, one of the Company's multi-family investment properties. The loan has a principal balance of $19.5 million, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 7.41% and 7.39% on September 30, 2024 and December 31, 2023, respectively. In conjunction with the loan closing, the Company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required to purchase a new cap contract.
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
As of September 30, 2024 and December 31, 2023, the Company guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2024 and 2023

	(in thousands)
	Nine Months Ended September 30,
	2024	2023
Net cash flows provided by operating activities	$3,779	$3,723
Net cash flows provided by (used in) investing activities	15,644	(24,690)
Net cash flows provided by (used in) financing activities	(921)	28,411
Net increase in cash and cash equivalents and restricted cash and escrows	18,502	7,444
Cash and cash equivalents and restricted cash and escrows, at beginning of period	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of period	$37,986	$35,362
Cash provided by operating activities was $3.8 million for the nine months ended September 30, 2024, compared to $3.7 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities compared to the same period in 2023 is due primarily to cash received upon rent commencement for new tenant XP Power at Trimble, the acquisition of The Q Lofts in September 2023 and increased occupancy and base rent per square foot in the multi-family portfolio. This increase is partially offset by the loss of revenue upon the sale of our industrial assets in February 2024.
Cash provided by investing activities was $15.6 million for the nine months ended September 30, 2024, compared to cash used in investing activities of $24.7 million for the nine months ended September 30, 2023. Cash provided by investing activities increased $40.3 million compared to the same period in 2023, as a result of proceeds received from the sale of our industrial properties totaling $20.1 million during the nine months ended September 30, 2024, which was partially offset by higher cash spent for capital expenditures and tenant improvements, This is compared to using $21.3 million in cash to acquire The Q Lofts during the nine months ended September 30, 2023.

Cash used in financing activities was $0.9 million for the nine months ended September 30, 2024, compared to cash provided by financing activities of $28.4 million for the nine months ended September 30, 2023. Cash used in financing activities for the nine months ended September 30, 2024 included principal payments on debt totaling $0.7 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023. Cash provided by financing activities for the nine months ended September 30, 2023 included proceeds from a new mortgage on Tennyson in the amount of $30.3 million, principal payments on mortgage debt in the amount of $0.8 million and payment of debt issuance costs of $1.0 million related to the Tennyson mortgage.
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
Distributions
For the nine months ended September 30, 2024 and 2023, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,092)	$(1,783)	$598	$(5,629)
Depreciation and amortization (1)	2,962	2,589	8,944	7,689
Gain on sale of investment properties, net	—	—	(6,869)	—
Funds From Operations	$870	$806	$2,673	$2,060

Funds From Operations per weighted average common shares, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	721,951	888,600	721,817	888,393
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2024, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on September 30, 2024 was 7.41%.
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
As of September 30, 2024, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The fair value of the derivatives was $0.003 million as of September 30, 2024 included in deferred costs and other assets in the accompanying consolidated balance sheets and $0.1 million included in other liabilities. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the nine months ended September 30, 2024 were as follows:

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Date
/s/ Richard Vance	November 7, 2024
Name: Richard Vance
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 7, 2024
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)