Form 10-K
period 2024-12-31
Highlands REIT, Inc.
filed 2025-03-14
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☑ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐ Yes ☑ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $231.0 million, based on the estimated per share value of $0.32 as established by the registrant on December 15, 2023.

As of March 12, 2025, there were 724,321,419 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders expected to be held on May 8, 2025.

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
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations. The tender offer closed in the fourth quarter of 2023 with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. Subsequent to the close of the tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased. During the year ended December 31, 2024 the Company incurred $0.2 million of additional costs related to this previously executed tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of December 31, 2024, our portfolio of investment properties consisted of thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land, which are all located in the United States. We currently have two business segments, consisting of multi-family and other (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties.
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
Financing Strategy
Certain of our investment properties are currently encumbered by debt, and debt financing may be used from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management’s Discussion and Analysis - Borrowings,” and Note 8 (Debt) in the accompanying consolidated financial statements for additional discussion.
The mortgage loans encumbering our investment properties are generally non-recourse to the Company but, as of December 31, 2024 and 2023, the Company guaranteed one mortgage loan up to $4 million. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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
Competition
We are subject to significant competition in seeking tenants for the leasing of our investment properties, buyers for the sale of investment properties and sellers for the acquisition of investment properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. We also face competition from other real estate investment programs for buyers, sellers and tenants that may be suitable for us. We perceive there to be a lower level of competition for certain investment properties in our portfolio based on, among other things, the characteristics of such investment properties, the number of willing buyers and the volume of transactions in their respective markets, which may make it challenging for us to sell these investment properties or attract tenants. Many of our retail tenants face intense competition from online retailers, which impacts demand for our brick-and-mortar retail real estate. A shift to e-commerce sales may adversely impact our retail tenants’ sales thus causing those retailers to reduce the number of their retail locations in the future.
Human Capital Management
As of December 31, 2024, we had eight full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.

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
•The uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, could adversely affect our and our tenants’ financial condition and operations.
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

The lease with GEO on our correctional facility expired in January of 2020 and GEO vacated the facility. Correctional facilities can remain vacant for many years.  We cannot assure you that we will be able to lease or dispose of the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific-purpose properties that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing or selling correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Future government actions could limit the number of potential tenants or buyers for our Hudson correctional facility. Further, if we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition, finance or sell this investment property. If we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
We depend on tenants for our revenue, and accordingly, lease terminations, vacancies, tenant defaults and bankruptcies could adversely affect the income produced by our investment properties.
Our business and financial condition depends on the financial stability of our tenants. Certain economic conditions, may adversely affect one or more of our tenants. For example, business failures and downsizing can affect the tenants of our office investment property. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one investment property or space at more than one investment property. As a result, the financial failure of one tenant could increase vacancy at more than one investment property or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could make our investment properties difficult to sell and could have a material adverse effect on our financial condition, cash flows and results of operations.
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
Several of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
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
Our business may be affected by market and economic challenges experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our investment properties are located, including any dislocations in the credit markets. Global credit and financial markets have experienced volatility and disruptions, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, concerns about changes to trade policy, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken to address inflation, the military conflicts in Ukraine and Israel, potential tariffs, trade policy and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. These conditions may materially affect our tenants, the value and performance of our investment properties and our ability to sell investment properties, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
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
The uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, could adversely affect our and our tenants’ financial condition and operations.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases. A public health crisis could cause disruptions to regional and global economies and volatility and negative pressure in the financial markets. A local, regional, national or international outbreak of a contagious disease could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows because, among other factors, such outbreak could decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our investment properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected.

The extent to which future health crises may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, Unites States and foreign government actions to respond to the outbreak, and how quickly and to what extent normal operation conditions can resume.
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
Economic and other conditions may adversely impact the valuation of our investment properties, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our investment properties for impairments based on various triggers, including changes in the projected cash flows of such investment properties and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the investment property, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During the years ended December 31, 2024 and 2023, we were not required to make any impairment adjustments. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired investment properties, which, under the applicable accounting guidance, could be substantial.
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
Some of our mortgage loans require compliance with certain debt covenants, such as minimum debt service coverage ratios and minimum net worth. Any other debt agreement that we enter into may place additional restrictions on us and may also require us to meet certain financial ratios and tests. In addition, any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.
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
As of December 31, 2024, certain of our investment properties are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
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
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell investment properties sooner than anticipated, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, we may recognize significant cancellation of indebtedness income or gain from the workout of our debt or the disposition of our investment properties in foreclosure or deed-in-lieu transactions, which will result in the receipt of taxable income in excess of the cash received, if any, from those transactions. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
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
On December 17, 2024, we announced an estimated value of our common stock equal to $0.31 per share. Our board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2024. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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

Item 2. Properties
As of December 31, 2024, the Company owned 18 investment properties and one parcel of unimproved land.

General
The following is a list of the investment properties in the Highlands portfolio as of December 31, 2024.

Investment Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (1)	Annualized Base Rent (2) (in thousands)	Annualized Base Rent per Leased Square Foot (3)	Significant Tenants (4)
1620 Central	Evanston, IL	Multi-Family	Multi-Family	51,808	95.1%	$1,679	$34.07	N/A
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	67.4%	518	19.24	N/A
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	98.0%	933	24.26	N/A
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	94.1%	424	27.14	N/A
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	96.5%	1,040	30.53	N/A
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	94.0%	1,286	32.88	N/A
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	98.2%	638	25.38	N/A
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	96.7%	4,494	19.29	N/A
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	92.6%	2,991	31.16	N/A
The Q Lofts	San Diego, CA	Multi-Family	Multi-Family	44,160	92.4%	2,123	52.05	N/A
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	77.3%	452	50.80	N/A
The View at Point Loma	San Diego, CA	Multi-Family	Multi-Family	37,745	100.0%	1,302	34.48	N/A
Buckhorn Plaza	Bloomsburg, PA	Other	Retail	86,835	90.6%	1,242	15.79	Marshalls; Dollar Tree
Hudson Correctional Facility	Hudson, CO	Other	Correctional Facility	301,029	—%	—	—	N/A
Market at Hilliard	Hilliard, OH	Other	Retail	115,283	100.0%	1,785	15.48	Aldi; Michaels; Office Max; Old Navy
Palazzo Land	Orlando, FL	Other	Unimproved Land	—	—%	—	—	N/A
Sherman Plaza (5)	Evanston, IL	Other	Retail	151,752	55.6%	2,383	28.24	Northwestern Medical; Target
Trimble	San Jose, CA	Other	Office/R&D	176,905	100.0%	5,244	29.64	Veeco Instruments, Inc., XP Power, LLC
Total				1,519,763	72.4%	$28,534	$25.93
(1)Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
(2)Annualized base rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements, and straight-line rent GAAP adjustments.
(3)Annualized base rent per leased square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period.
(4)Several of our investment properties have one or more tenants occupying more than 10% of the investment property’s gross leasable area.
(5)A portion of the land underlying this investment property is subject to a ground lease. The term of the lease expires in October 2042.

Significant Assets
The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2024	1,519,763	72.4%	$25.93
December 31, 2023	2,009,412	80.2%	$17.02
December 31, 2022	1,965,252	75.3%	$15.18
For the year ended December 31, 2024, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse, Sherman Plaza and Trimble each accounted for 10% or more of our total assets. For the year ended December 31, 2023, The Muse, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse and Trimble each accounted for 10% or more of our total assets.
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for The Muse, The Locale, Sherman Plaza and Trimble as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
The Muse
December 31, 2024	103,628	92.6%	$31.16
December 31, 2023	103,628	98.6%	$29.98
December 31, 2022	103,628	92.7%	$29.74

The Locale
December 31, 2024	240,824	96.7%	$19.29
December 31, 2023	240,824	99.2%	$18.22
December 31, 2022	240,824	98.8%	$17.10

Sherman Plaza
December 31, 2024	151,752	55.6%	$28.24
December 31, 2023	151,752	55.6%	$27.63
December 31, 2022	151,752	55.1%	$27.33

Trimble
December 31, 2024	176,905	100.0%	$29.64
December 31, 2023	176,905	100.0%	$11.56
December 31, 2022	176,905	54.7%	$—
For Sherman Plaza, significant tenants, based on occupying 10% or more of our gross leasable area, were Northwestern Medical and Target, at December 31, 2024. In April 2024, the Company executed a lease with LTF Lease Company, LLC for an approximately 61,000 square foot Life Time Fitness. Rent commencement for this new lease occurred March 1, 2025, the date tenant opened for business. Upon rent commencement of this lease, we anticipate Sherman Plaza’s economic occupancy would be approximately 95%.
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

Lease Expirations
The following table sets forth lease expirations for all of our investment properties, excluding multi-family residential leases, as of December 31, 2024, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2025	16	83,253	$1,304	15.6%	9.4%	$15.67
2026	4	11,041	347	2.1%	2.5%	31.39
2027	3	12,383	320	2.3%	2.3%	25.82
2028	8	31,402	658	5.9%	4.8%	20.95
2029	11	87,760	1,930	16.5%	14.0%	21.99
2030	4	27,470	439	5.2%	3.2%	15.97
2031	—	—	—	—%	—%	—
2032	2	8,800	181	1.7%	1.3%	20.60
2033	1	815	27	0.2%	0.2%	32.96
2034	1	2,888	88	0.5%	0.6%	30.47
Month to Month	—	—	—	—%	—%	—
Thereafter	4	266,930	8,533	50.0%	61.7%	31.97
	54	532,742	$13,827	100.0%	100.0%	$25.95

Mortgage Financing
The table below sets forth all mortgages or other liens or encumbrances against any of our investment properties as of December 31, 2024. As of such date, the Company guaranteed one mortgage loan up to $4 million and the remaining mortgage debt was non-recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

Investment Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Trimble	$20,000	Variable Interest, Swapped to Fixed	5.86%	Prepayable at par; borrower would pay swap breakage cost	4/6/2025
Buckhorn Plaza	9,139	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Market at Hilliard	14,070	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
The Detroit and Detroit Terraces	10,998	Interest-Only until 10/1/2022	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
Tennyson	10,250	Interest-Only	4.84%	If prior to 7/31/2029 must be in full, with penalty	2/1/2030
The Locale	17,700	Interest-Only	6.49%	If prior to 11/30/27 must in in full, with penalty	12/1/2030
Kenilworth Court	3,784	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Lafayette	5,481	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Muse	19,496	Interest-Only until 12/1/2028; Variable Rate with Cap	6.73%	No prepayment prior to 10/31/24, thereafter without penalty	11/1/2033
The Q Lofts	11,028	Principal and Interest	4.61%	Open to prepayment starting 10/2/2035, with 60-day notice	1/1/2036
The Q Lofts	1,938	Principal and Interest	4.50%	Open to prepayment starting 10/3/2035, with 60-day notice	1/1/2036
Debt, gross	$123,884
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
Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On December 17, 2024, we announced an estimated value of our common stock as of December 15, 2024 equal to $0.31 per share on a fully diluted basis.

Our board of directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2024. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 15, 2024, reflects values as of December 15, 2024. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities, and further reduced by certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event, further described below. The fair value estimate of our real estate assets is equal to the sum of its individual real estate values.
Generally, Real Globe estimated the value of the Company’s wholly owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2034, and applying a market-supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and the Company’s correctional facility, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that the Company’s strategy involves a potential future liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining its new estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by the Company or at all. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions as described further below, the Company cannot predict the timing or form of any future potential liquidity event. Additionally, our ability to execute on future liquidity events and the timing of any such event will be influenced by external and macroeconomic factors and market conditions, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders. As a result, the actual fees and expenses incurred by the Company in connection with the execution of its strategy could differ materially from the amount provided to Real Globe.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 15, 2024. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.36 - $0.44 per share on a fully diluted basis. The mid-point in that range was $0.40 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. The following chart presents the impact of changes to our share price based on variations in the terminal capitalization and discount rates within the range of values determined by Real Globe:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.36	$0.40	$0.44
Terminal Capitalization Rate	7.15%	6.65%	6.15%
Discount Rate	8.00%	7.50%	7.00%
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

Final Range of Value
Share Price
Low	$0.31
Midpoint	$0.35
High	$0.39
At a full meeting of our Board held on December 17, 2024, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of December 15, 2024 equal to $0.31 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company’s common stock that Real Globe provided in its report. In establishing the estimated per share value below the midpoint of the range, the Audit Committee and Board considered many factors, including conditions in the Company’s real estate markets, inflation, interest rates, capital markets, difficulties the Company has encountered in liquidating particular assets, unfavorable market conditions and trends affecting the Company’s retail assets, significant leasing risk associated with certain assets in the portfolio, and the lack of sufficient comparable sales for certain of the Company’s investment properties.
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
The estimated value per share discussed above reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual investment properties as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within approximately one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.

Stockholders
As of March 12, 2025, we had 143,058 stockholders of record.
Distributions
During the years ended December 31, 2024 and 2023, Highlands did not make any cash distributions.
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
Issuer Purchases of Equity Securities
Common share repurchases during the year ended December 31, 2024 and 2023 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 24, 2024	33	$0.14	—	—
December 15, 2024	1,887	$0.31	—	—
December 8, 2023	169,391	$0.14	—	—
December 15, 2023	1,960	$0.32	—	—
Total	173,271	$0.14	—	—
Subsequent to the close of our 2023 tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 0.03 million shares were repurchased.
On December 15, 2024, we withheld 1,887 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.

In an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company, on October 24, 2023, we launched a modified “Dutch Auction” self-tender offer. Our Board approved the repurchase of up to $25 million of common stock. On December 8, 2023, the tender offer closed with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $0.2 million, including all costs and fees of the tender.
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
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations. The tender offer closed in the fourth quarter of 2023 with the repurchase of 169.4 million shares of common stock at a price per share of $0.14. Total cash required to complete the tender offer was $25.2 million, including all costs and fees of the tender offer. Subsequent to the close of the tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased. During the year ended December 31, 2024, the Company incurred $0.2 million of additional costs related to this previously executed tender offer. We will evaluate the results of this tender offer when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of December 31, 2024, our portfolio of investment properties consisted of thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 11 to our consolidated financial statements for the years ended December 31, 2024 and 2023.
Basis of Presentation
The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries (collectively, the “Company”). Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies. The effects of all significant intercompany transactions have been eliminated.
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
There were no investment property acquisitions during the year ended December 31, 2024.
During the year ended December 31, 2023, we continued to invest in multi-family investment properties with the following acquisition:

Investment Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, CA	September 20, 2023	$34,497
During the year ended December 31, 2024, we continued to execute on our strategy of disposing of legacy “non-core” investment properties by selling the following:

			(in thousands)
Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869
During the year ended December 31, 2023, there were no investment property dispositions.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
Key performance indicators are as follows:

	As of December 31,
	2024	2023
Economic occupancy (1)	72.4%	80.2%
Rent per square foot (2)	$25.93	$17.02
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the years ended December 31, 2024 and 2023.

	(in thousands)
	For the Year ended December 31,
	2024	2023	Increase/(Decrease)
Net loss	$(1,010)	$(10,298)	$9,288	90.2%
Net loss during the year ended December 31, 2024 was $1.0 million compared to $10.3 million during the year ended December 31, 2023. Factors contributing to the change in net loss include the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial investment properties and increased revenues. Additionally, increased property operating expenses, real estate taxes, depreciation and amortization and interest expenses contributed to the change in net loss year-over-year.
Details of these changes are provided below.

The following table presents the changes in our revenues for the years ended December 31, 2024 and 2023.

	(in thousands)
	For the Year ended December 31,
	2024	2023	Increase/(Decrease)
Revenues:
Rental income	$35,077	$30,046	$5,031	16.7%
Other property income	1,003	935	68	7.3%
Total revenues	$36,080	$30,981	$5,099	16.5%
Total revenues increased $5.1 million during the year ended December 31, 2024 compared to the same period in 2023 due primarily to the acquisition of The Q Lofts in September 2023, rent commencement on the XP Power lease at Trimble and increased rent per square foot on our multi-family portfolio. Partially offsetting these increases in total revenues was the sale of our industrial investment properties in February 2024.
The following table presents the changes in our expenses for the years ended December 31, 2024 and 2023.

	(in thousands)
	For the Year ended December 31,
	2024	2023	Increase/(Decrease)
Expenses:
Property operating expenses	$9,775	$8,910	$865	9.7%
Real estate taxes	4,217	5,353	(1,136)	(21.2)%
Depreciation and amortization	11,842	10,758	1,084	10.1%
General and administrative expenses	11,706	12,513	(807)	(6.4)%
Total expenses	$37,540	$37,534	$6	—%
Property operating expenses increased $0.9 million in the year ended December 31, 2024 compared to the same period in 2023 primarily as a result of the acquisition of The Q in September 2023. Additionally, the increase is due to higher repairs and maintenance costs, insurance, bad debt expense and payroll costs at our investment properties.
Real estate taxes decreased $1.1 million for the year ended December 31, 2024 compared to the same period in 2023 due to the reversal of a $1.6 million accrual for real estate taxes on a property that had previously been foreclosed. The accrual remained until the 7-year statue of limitations expired and the potential for litigation ended. Partially offsetting this decrease in expense is an increase attributed to the acquisition of The Q Lofts in September 2023 and higher taxes estimated on our retail investment properties.
Depreciation and amortization increased $1.1 million for the year ended December 31, 2024 compared to the same period in 2023 primarily as a result of the acquisition of The Q Lofts in September 2023 and to the tenant allowance on the XP Power lease at Trimble. Partially offsetting this increase in depreciation and amortization was the sale of our industrial investment properties.
General and administrative expenses decreased $0.8 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to decreased professional fees, stock administration fees as a result of the 2023 tender offer and the reduction in outstanding shares and decreased office rent due to downsizing our office space during the current year. Additionally, total compensation expense decreased due to lower bonuses accrued during the year.
The following table presents the changes in our other income and expenses for the years ended December 31, 2024 and 2023.

	(in thousands)
	For the Year ended December 31,
	2024	2023	Increase/(Decrease)
Other income and (expenses):
Gain on sale of investment properties	$6,869	$—	$6,869	—%
Interest income	1,210	1,347	(137)	(10.2)%
Interest expense	(7,629)	(5,092)	2,537	49.8%

During the year ended December 31, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial properties leased to Versacold USA in February 2024. There were no sales of investment properties during the year ended December 31, 2023.
Interest income decreased $0.1 million during the year ended December 31, 2024 compared to the same period in 2023 due to lower interest rates on our accounts.
Interest expense increased $2.5 million to $7.6 million for the year ended December 31, 2024 compared to the same period in 2023 due to primarily to the loans assumed in conjunction with The Q Lofts acquisition, a higher interest rate on the Locale mortgage which was refinanced in November 2023 and interest on The Muse mortgage that also closed in November 2023.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family residential leases, as of December 31, 2024, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2025	16	83,253	$1,304	15.6%	9.4%	$15.67
2026	4	11,041	347	2.1%	2.5%	31.39
2027	3	12,383	320	2.3%	2.3%	25.82
2028	8	31,402	658	5.9%	4.8%	20.95
2029	11	87,760	1,930	16.5%	14.0%	21.99
2030	4	27,470	439	5.2%	3.2%	15.97
2031	—	—	—	—%	—%	—
2032	2	8,800	181	1.7%	1.3%	20.60
2033	1	815	27	0.2%	0.2%	32.96
2034	1	2,888	88	0.5%	0.6%	30.47
Month to Month	—	—	—	—%	—%	—
Thereafter	4	266,930	8,533	50.0%	61.7%	31.97
	54	532,742	$13,827	100.0%	100.0%	$25.95
The following table represents new and renewed leases that commenced (not including multi-family residential leases) in the year ended December 31, 2024 and 2023.

	For the year ended December 31, 2024				For the year ended December 31, 2023
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	2	80,940	$30.61	15.45
Renewals	7	26,588	$38.95	5.00	6	35,980	$15.13	3.00
Total	7	26,588	$38.95	5.00	8	116,920	$25.85	11.62
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
Liquidity and Capital Resources
As of December 31, 2024, we had $29.9 million of cash and cash equivalents, and $4.4 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Office Max at Market at Hilliard expiring in March 2025 and Marshalls at Buckhorn Plaza expiring in May 2025. Both tenants renewed their leases subsequent to the end of the year.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment was estimated to be approximately $9.1 million. The tenant began paying cash rent on January 1, 2023. The final payment to the tenant of $0.7 million was made in September 2024 and, as of December 31, 2024, no additional amounts are due to the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13.2 million. As of December 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $1.1 million. The final payment to the tenant was made in January 2025.
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is expected to be accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9.2 million. As of December 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $5.4 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of December 31, 2024 and 2023 was $123.9 million and $124.8 million, respectively, with a weighted average interest rate of 5.38% and 5.47% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2024, and the weighted average interest rates for the maturing debt in each specified period:

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2024	Weighted average interest rate
2025	$20,980	5.86%	(1)
2026	23,084	4.56%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,556	5.73%	(1)
Total	$123,884	5.38%
(1)See Note 8 in the accompanying consolidated financial statements for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2024.

The Company obtained a loan on November 9, 2023 which was secured by a mortgage encumbering The Muse, one of the Company’s multi-family investment properties. The loan has a principal balance of $19.5 million, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 6.73% at December 31, 2024. In conjunction with the loan closing, the Company purchased an interest rate cap contract to cap the interest at 7.44% through its November 1, 2026 expiration at which point the Company is required to purchase a new cap contract.
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
The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20.0 million, $4.0 million of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, which requires, among other criteria, that at the time of the extension, the mortgage is not in default, a minimum debt service coverage ratio is met and the extension fee is paid. Simultaneously with the loan closing, we entered into a swap agreement to fix the interest rate at 5.86% for the term of the loan. The Company will exercise its extension option at maturity.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10.3 million. The loan matures on February 1, 2030, bears interest at a fixed rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
Our ability to pay off our mortgages when they become due is, in part, dependent upon our ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each loan, if we are unable to refinance or sell the related investment property, or in the event that the estimated value of the investment property is less than the mortgage balance, we may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of December 31, 2024 and 2023, the Company guaranteed one mortgage loan up to $4.0 million and all other mortgage debt was non-recourse to the Company. However we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Capital Expenditures and Reserve Funds
During the year ended December 31, 2024, we made total capital expenditures of $5.6 million and during the year ended December 31, 2023, capital expenditures totaled $9.0 million.

Summary of Cash Flows
Comparison of the years ended December 31, 2024 and 2023:

	(in thousands)
	For the Year ended December 31,
	2024	2023
Net cash flows provided by operating activities	$2,669	$2,269
Net cash flows provided by (used in) investing activities	13,841	(31,247)
Net cash flows provided by (used in) financing activities	(1,766)	20,544
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	14,744	(8,434)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of year	$34,228	$19,484
Cash provided by operating activities was $2.7 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash provided by operating activities compared to the same period in 2023 is due primarily to cash received upon rent commencement for new tenant XP Power at Trimble, the acquisition of The Q Lofts in September 2023 and increased base rent per square foot in the multi-family portfolio. This increase is partially offset by the loss of revenue upon the sale of our industrial investment properties in February 2024.
Cash provided by investing activities was $13.8 million for the year ended December 31, 2024, compared to cash used in investing activities of $31.2 million for the year ended December 31, 2023. Cash provided by investing activities increased $45.1 million compared to the same period in 2023 as a result of proceeds from the sale of our industrial investment properties totaling $20.1 million during the year ended December 31, 2024 and lower cash spent for capital expenditures and tenant improvements. This is compared to using $21.3 million in cash to acquire The Q Lofts and higher cash spent on capital expenditures and tenant improvements during the year ended December 31, 2023.
Cash used in financing activities was $1.8 million for the year ended December 31, 2024, compared to cash provided by financing activities of $20.5 million for the year ended December 31, 2023. Cash used in financing activities for the year ended December 31, 2024 included principal payments on debt totaling $0.9 million, payment of tax withholding for share-based compensation in the amount of $0.6 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023. Cash provided by financing activities for the year ended December 31, 2023 included proceeds from new mortgages totaling $67.4 million. Partially offsetting these loan proceeds was $25.2 million to repurchase shares of our common stock through our tender offer, payoff of the Locale loan that was replaced with permanent financing, in the amount of $17.1 million, principal payments on mortgage debt in the amount of $1.1 million, payment of debt issue costs totaling $1.6 million, payment of tax withholding for share-based compensation in the amount of $0.6 million and a return of equity distribution totaling $1.1 million to our partner in the Corvue joint venture.
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
The following table presents our calculation of FFO to net loss (in thousands):

	Year Ended December 31,
	2024	2023
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,005)	$(10,301)
Depreciation and amortization related to investment properties (1)	11,791	10,601
Gain on sale of investment properties, net	(6,869)	—
Funds From Operations	$3,917	$300

Funds From Operations per weighted average common shares, basic and diluted	$0.01	$—
Weighted average number of common shares outstanding, basic and diluted	$721,961	$876,958
(1)The depreciation and amortization add-back excludes the portion of expense attributable to the noncontrolling interest.
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
Distributions
For the years ended December 31, 2024 and 2023, no cash distributions were paid by Highlands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2024, our debt included a variable rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest rate cap, capping the rate at 7.44%. The interest rate in effect on the variable rate mortgage loan at December 31, 2024 was 6.73%.
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
As of December 31, 2024, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The combined fair value of the derivatives was $0.09 million as of December 31, 2024 and is included in deferred costs and other assets, net in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	47
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2024 and 2023	49
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023	50
Consolidated Statements of Equity for the years ended December 31, 2024 and 2023	51
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	52
Notes to Consolidated Financial Statements	54
Real Estate and Accumulated Depreciation (Schedule III)	70
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Highlands REIT, Inc.

Opinion on the consolidated financial statements
We have audited the accompanying consolidated balance sheets of Highlands REIT Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of net investment properties
At December 31, 2024, the Company’s net investment properties total $289 million. As described further in Note 2 and Note 9 to the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be fully recoverable, such as a decline in occupancy, changes in events or intent, uncertainties related to debt maturities, reduction in expected holding period, or a significant decline in market value.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
March 13, 2025

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Investment properties
Land	$83,792	$88,582
Building and other improvements	289,126	296,786
Construction in progress	3,663	10,850
Total	376,581	396,218
Less accumulated depreciation	(87,211)	(87,216)
Net investment properties	289,370	309,002
Cash and cash equivalents	29,864	17,078
Restricted cash and escrows	4,364	2,406
Accounts receivable (net of allowance of $139 and $125 as of December 31, 2024 and 2023, respectively)	6,909	6,255
Intangible assets, net	205	537
Deferred costs and other assets, net	6,028	5,874
Total assets	$336,740	$341,152
Liabilities
Debt, net	$120,713	$120,931
Accounts payable and accrued expenses	9,867	13,335
Other liabilities	2,315	2,674
Total liabilities	132,895	136,940

Commitments and contingencies (See note 14)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 724,321 and 721,671 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7,243	7,217
Additional paid-in capital	1,390,536	1,389,951
Accumulated distributions in excess of net income	(1,192,873)	(1,191,868)
Accumulated other comprehensive income	47	20
Total Highlands REIT, Inc. stockholders’ equity	204,953	205,320
Noncontrolling interests	(1,108)	(1,108)
Total equity	203,845	204,212
Total liabilities and equity	$336,740	$341,152

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
Rental income	$35,077	$30,046
Other property income	1,003	935
Total revenues	36,080	30,981
Expenses
Property operating expenses	9,775	8,910
Real estate taxes	4,217	5,353
Depreciation and amortization	11,842	10,758
General and administrative expenses	11,706	12,513
Total expenses	37,540	37,534
Loss from operations	(1,460)	(6,553)
Gain on sale of investment properties	6,869	—
Interest income	1,210	1,347
Interest expense	(7,629)	(5,092)
Net loss	(1,010)	(10,298)
Net (income) loss attributable to noncontrolling interests	5	(3)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,005)	$(10,301)
Net loss per common share, basic and diluted	$—	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	721,961	876,958

Comprehensive loss
Net loss	$(1,010)	$(10,298)
Unrealized gain (loss) on derivatives	32	(369)
Total other comprehensive income (loss)	32	(369)
Comprehensive loss	(978)	(10,667)
Comprehensive loss attributable to noncontrolling interests	—	60
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(978)	$(10,607)
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands)
For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Company Stockholders' Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2023	888,243	$8,882	$1,412,637	$(1,181,567)	$326	$240,278	$79	$240,357
Net income (loss)	—	—	—	(10,301)	—	(10,301)	3	(10,298)
Other comprehensive loss	—	—	—	—	(306)	(306)	(63)	(369)
Noncontrolling interest equity distributions	—	—	—	—	—	—	(1,127)	(1,127)
Share-based compensation, net	2,819	29	859	—	—	888	—	888
Repurchase of common stock	(169,391)	(1,694)	(23,545)	—	—	(25,239)	—	(25,239)
Balance at December 31, 2023	721,671	7,217	1,389,951	(1,191,868)	20	205,320	(1,108)	204,212
Net loss	—	—	—	(1,005)	—	(1,005)	(5)	(1,010)
Other comprehensive income	—	—	—	—	27	27	5	32
Share-based compensation, net	2,683	26	809	—	—	835	—	835
Repurchase of common stock	(33)	—	(224)	—	—	(224)	—	(224)
Balance at December 31, 2024	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,010)	$(10,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,842	10,758
Amortization of above and below market leases, net	1	(7)
Amortization of debt discounts and financing costs	718	456
Straight-line rental income	(926)	(706)
Gain on sale of investment properties, net	(6,869)	—
Stock-based compensation expense	1,441	1,537
Changes in assets and liabilities:
Accounts receivable, net	272	716
Deferred costs and other assets, net	24	(45)
Accounts payable and accrued expenses	(2,479)	(791)
Other liabilities	(345)	649
Net cash flows provided by operating activities	$2,669	$2,269
Cash flows from investing activities:
Capital expenditures and tenant improvements	(5,645)	(9,004)
Proceeds from sale of investment properties, net	20,071	—
Acquisition of investment properties	—	(21,288)
Payment of leasing fees	(585)	(955)
Net cash flows provided by (used in) investing activities	$13,841	$(31,247)
Cash flows from financing activities:
Payment of debt issuance costs	(3)	(1,638)
Proceeds from debt	—	67,446
Payoff of debt	—	(17,112)
Principal payments of debt	(933)	(1,137)
Common stock repurchased	(224)	(25,239)
Payment for tax withholding for share-based compensation	(606)	(649)
Distributions to noncontrolling interest	—	(1,127)
Net cash flows provided by (used in) financing activities	$(1,766)	$20,544
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	14,744	(8,434)
Cash and cash equivalents and restricted cash and escrows, at beginning of year	19,484	27,918
Cash and cash equivalents and restricted cash and escrows, at end of year	$34,228	$19,484

Cash and cash equivalents and restricted cash and escrows, at end of year
Cash and cash equivalents	$29,864	$17,078
Restricted cash and escrows	4,364	2,406
Total cash and cash equivalents and restricted cash and escrows, at end of year	$34,228	$19,484
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,927	$4,274
Supplemental schedule of non-cash activities:
Non-cash accruals for capital expenditures and tenant improvements	$3,209	$4,198
Assumption of mortgage debt on acquired investment properties, net of debt discount	$—	$11,258

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024

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
Each investment property is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2024, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2024 and 2023, the Company owned 18 and 20 investment properties, respectively and one parcel of unimproved land.
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
The accompanying consolidated financial statements include the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
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
December 31, 2024
VIE and have both the power to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
As of December 31, 2024 and 2023, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 is $22,787 and $18,106, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2023 is $23,740 and $18,116, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant’s financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
the lease. If collection is not probable, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
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
Cash and Cash Equivalents and Restricted Cash and Escrows
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Restricted cash and escrows is comprised primarily of cash held by our lenders for payment of real estate taxes, insurance and certain capital expenditures and tenant improvements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2024 and 2023.
If the sale represents a strategic shift that has (or will have) a major effect on the Company’s results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.
Impairment of Real Estate
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the investment property’s fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets.
The Company did not record impairments during the years ended December 31, 2024 and 2023. See Note 9 to the consolidated financial statements for additional information.
Earnings Per Share
Basic earnings per common share is calculated by dividing net income or loss attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income or loss attributable to Highlands REIT, Inc. common stockholders by the weighted-average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if the dilutive potential common shares had been issued.
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
Use of Estimates
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance was effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company adopted this guidance for fiscal year 2024 and has determined that its impact is limited to incremental disclosures and will not have an impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financials statements of certain expense categories which are included in expense line items disclosed on the face of the income statements. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently analyzing the impact adoption will have on its related disclosures.
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Acquired Investment Properties
The Company records identifiable assets and liabilities acquired at fair value. There were no investment property acquisitions during the year ended December 31, 2024. During the year ended December 31, 2023, the Company acquired one multi-family investment property for a gross acquisition price of $34,497. Under ASU No. 2017-01, the Company determined this transaction should be accounted for as an asset acquisition. Accordingly, the Company capitalized transaction costs of approximately $297.
The following table reflects the investment property acquired during the year ended December 31, 2023.

Investment Property	Location	Acquisition Date	Acquisition Price
The Q Lofts	San Diego, CA	September 20, 2023	$34,497
The purchase price was allocated as follows:

Total
Land	$8,856
Buildings and other improvements	22,876
Intangible assets, net	645
Deferred costs and other assets	190
Total assets	$32,567

Intangible liabilities, net	$(21)
Debt discount on mortgage assumption	1,951
Total liabilities	$1,930

Total acquisition price	$34,497
4. Disposed Investment Properties
The following table reflects the investment property dispositions during the year ended December 31, 2024.

Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869
There were no investment property dispositions during the year ended December 31, 2023.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2024	2023
Accrued real estate taxes	$4,816	$6,300
Accrued compensation	213	979
Accrued interest payable	554	570
Other accrued expenses	4,284	5,486
Total accounts payable and accrued expenses	$9,867	$13,335
6. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of December 31, 2024 and less than one year to fifteen years as of December 31, 2023.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Year ended December 31,
	2024	2023
Rental income related to fixed lease payments	$29,875	$26,051
Rental income related to variable lease payments	5,202	3,995
Other property income	1,003	935
Total revenues	$36,080	$30,981

Future Minimum Rental Income
As of December 31, 2024, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2025	$12,671
2026	13,114
2027	12,947
2028	12,554
2029	11,807
Thereafter	91,156
Total	$154,249
Tenant Concentration
For the year ended December 31, 2024, Trimble accounted for greater than 20% our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11.9% and Veeco Instruments accounted for approximately 9.7% of our total revenues for the year ended December 31, 2024.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
Leasing as a lessee
We lease a portion of the land underlying Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets, net) and lease liability (included in other liabilities). At December 31, 2024, the balances were $256 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company’s incremental borrowing rate.
During the year ended December 31, 2024, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities for leased assets from a third party for our corporate office space with a lease term expiring January 31, 2026. At December 31, 2024, the balances were $43 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 8.3%, reflecting the Company’s incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating leases at December 31, 2024 and a reconciliation of those cash flows to the operating lease liability.

2025	$63
2026	25
2027	21
2028	21
2029	21
Thereafter	267
Total	$418
Imputed interest	(119)
Lease liability	$299
7. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets and intangible liabilities, included in intangible assets, net and other liabilities on the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Intangible Assets:
Acquired in-place lease	$548	$548
Acquired above market lease	97	97
Accumulated amortization	(440)	(108)
Intangible assets, net	$205	$537
Intangible liabilities:
Acquired below market leases	$929	$929
Accumulated amortization	(909)	(894)
Intangible liabilities, net	$20	$35
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
Amortization of:
Acquired above market lease	$(15)	$(4)
Acquired below market lease	14	11
Net revenues increase	$(1)	$7

Acquired in-place lease intangibles	$317	$103
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2024.

	2025	2026	2027	2028	2029	Thereafter	Total
Amortization of:
Acquired above market lease	$(15)	$(15)	$(15)	$(15)	$(14)	$(3)	$(77)
Acquired below market lease	9	4	4	3	—	—	20
Net revenues increase	$(6)	$(11)	$(11)	$(12)	$(14)	$(3)	$(57)

Acquired in-place lease intangibles	$26	$26	$26	$26	$22	$2	$128
8. Debt
Total debt outstanding as of December 31, 2024 and 2023 was as follows:

	2024	2023
Debt, gross	$123,884	$124,817
Mortgage discount	(1,855)	(2,074)
Deferred financing costs, net	(1,316)	(1,812)
Total Debt, net	$120,713	$120,931
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2024, and the weighted average interest rates for the maturing debt in each specified period:

For the year ended December 31,	As of December 31, 2024	Weighted average interest rate
2025	$20,980	5.86%	(1)
2026	23,084	4.56%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,556	5.73%	(1)
Total	$123,884	5.38%
(1)See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2025), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2024.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
The Company obtained a loan on November 9, 2023 which was secured by a mortgage encumbering The Muse, one of the Company’s multi-family investment properties. The loan has a principal balance of $19,496, matures on November 1, 2033 and requires interest-only payments through December 1, 2028 and principal and interest payments thereafter. The interest rate is variable and was 6.73% at December 31, 2024. In conjunction with the loan closing, the company purchased an interest rate cap contract to cap the interest at 7.44% through its November 01, 2026 expiration at which point the Company is required to purchase a new cap contract.
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
The Company obtained a loan on April 6, 2023 which was secured by a mortgage encumbering one of the buildings comprising the Trimble office investment property. The building is approximately 97,000 square feet and is currently occupied by Veeco Instruments, Inc. The loan secured by a mortgage on this Trimble building has a principal amount of $20,000, $4,000 of which is guaranteed by the Company. The loan matures on April 6, 2025, with a 12-month extension option, which requires, among other criteria, that at the time of the extension, the mortgage is not in default, a minimum debt service coverage ratio is met and the extension fee is paid. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.86% for the term of the loan. The Company will exercise its extension option at maturity.
The Company obtained a loan on January 24, 2023 which was secured by a mortgage encumbering Tennyson, one of the Company’s multi-family investment properties. The loan has a principal balance of $10,250. The loan matures on February 1, 2030, bears interest at a fixed rate of 4.84% and requires interest-only payments for the duration of its 7-year term.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of December 31, 2024 and December 31, 2023, the Company guaranteed one mortgage loan up to $4,000 and all other mortgage debt was non-recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2024 and 2023, the Company is in compliance with such covenants.
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
December 31, 2024
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2024 and 2023, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive income related to our derivative financial instrument was $32 and as other comprehensive loss was $369 for the years ended December 31, 2024 and 2023, respectively. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $60 will be reclassified as a decrease to interest expense over the next twelve months.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$90	$—	$90

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$97	$—	$97
The fair value of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the years ended December 31, 2024 and 2023, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net	$123,884	$118,781	$124,817	$119,242
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.79% and 6.69% per annum as of December 31, 2024 and 2023, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying investment property and its leverage ratio. The weighted average market effective interest rates used a range from 5.76% to 9.47% and 5.52% to 9.66% as of December 31, 2024 and 2023, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
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
During the years ended December 31, 2024 and 2023, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or for the years ended December 31, 2024 and 2023. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2024. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 or in the consolidated balance sheets as of December 31, 2024 and 2023. As of December 31, 2024, the Company’s, including its predecessors, 2023, 2022 and 2021 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
The Company’s Chief Executive Officer (the “CEO”) evaluates the results of operations and makes decisions about resources to be allocated between the multi-family and other property portfolios and therefore is the Company’s Chief Operating Decision Maker (“CODM”). The operating results are reviewed on an individual property basis , with specific attention to the multi-family portfolio since that is the go-forward strategy.
The CODM evaluates performance based on net operating income. Net operating income excludes general and administrative expenses, depreciation and amortization, other income and expenses, interest expense, gains or losses on the sale of investment properties and net income or loss from noncontrolling interests. The Company does not make adjustments for GAAP rent adjustments such as straightline rent or the amortization of intangibles, including above and below market rental income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
The following table summarizes net operating income by segment for the years ended December 31, 2024 and 2023.

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$35,077	$18,938	$16,139	$30,046	$16,712	$13,334
Other property income	1,003	1,003	—	935	935	—
Total revenues	36,080	19,941	16,139	30,981	17,647	13,334
Property operating expenses	9,775	6,808	2,967	8,910	6,143	2,767
Real estate taxes	4,217	2,234	1,983	5,353	1,926	3,427
Net operating income	$22,088	$10,899	$11,189	$16,718	$9,578	$7,140
Non-allocated expenses (1)	(23,548)			(23,271)
Other income and expenses (2)	(6,419)			(3,745)
Gain on sale of investment properties (3)	6,869			—
Net income attributable to noncontrolling interests	5			(3)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(1,005)			$(10,301)
Balance Sheet Data
Real estate assets, net (4)	$289,875	$191,847	$98,028	$309,539	$198,220	$111,319
Non-segmented assets (5)	46,865			31,613
Total assets	$336,740			$341,152
Capital expenditures	$5,645	$695	$4,950	$9,004	$643	$8,361
(1)Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.
(2)Other income and expenses consists of interest income and interest expense.
(3)Gain on the sale of investment properties is related to the sale of the industrial portfolio.
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
For the year ended December 31, 2024, the Company granted 4,570 of fully vested shares of common stock with an aggregate value of $1,420 based on a weighted average estimated fair value per share of $0.31. During the year ended December 31, 2023, the Company granted 4,779 of fully vested shares of common stock with an aggregate value of $1,515 based on a weighted average estimated fair value per share of $0.32.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the plan. On August 12, 2021, the board of directors increased the authorized number of shares of its Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. At December 31, 2024, 7,046 shares were available for future issuance under the Incentive Award Plan. A summary of the Company’s stock awards activity as

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
of December 31, 2024 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	—	$—
Granted	4,570	—
Vested	(4,570)	—
Other	—	—
Balance at December 31, 2024	—	$—
The Company recognized stock-based compensation expense for the years ended December 31, 2024 and 2023 of $1,441 and $1,537, respectively, related to the Incentive Award Plan. For the years ended December 31, 2024 and 2023, the Company paid $606 and $649, respectively, related to tax withholding for share-based compensation.
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
During the year ended December 31, 2024, the Company incurred $224 of additional costs related to this previously executed tender offer.
On December 15, 2024, we withheld 1,887 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
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
In February 2021, the Company executed a lease with Veeco Instruments, Inc. for approximately 97,000 square feet at Trimble. The lease required a significant tenant allowance, which is being accounted for as lessor-owned improvements, and leasing

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2024
commission. The total cost commitment was estimated to be approximately $9,100. The tenant began paying cash rent on January 1, 2023. The final payment to the tenant of $673 was made in September 2024 and, as of December 31, 2024, no additional amounts are due to the tenant.
In November 2022, the Company executed a lease with XP Power, LLC for approximately 80,000 square feet at Trimble. Rental payments under this lease commenced in January 2024. The lease required significant landlord work, a tenant allowance, which is being accounted for as lessor-owned improvements, and leasing commission. The total cost commitment is estimated to be approximately $13,200. As of December 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $1,085. The final payment to the tenant was made in January 2025.
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is expected to be accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9,200. As of December 31, 2024, we estimate that remaining costs to be paid under this commitment are approximately $5,400.
15. Subsequent Events
We have evaluated subsequent events through the date that the consolidated financials statements were issued, noting none.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-family
1620 Central Street Evanston, IL	$—	$3,075	$17,140	$—	$181	$3,075	$17,321	$20,396	$4,058	2018
Buerger Brothers Lofts Denver, CO	—	3,117	7,114	—	706	3,117	7,820	10,937	2,074	2017
Chamber Lofts Denver, CO	—	2,797	6,388	—	546	2,797	6,934	9,731	1,840	2017
Kenilworth Court Denver, CO	3,784	2,496	3,203	—	53	2,496	3,256	5,752	733	2018
Tennyson Denver, CO	10,250	1,533	17,410	—	71	1,533	17,481	19,014	3,509	2019
The Detroit and Detroit Terraces Denver, CO	10,998	3,370	15,006	—	159	3,370	15,165	18,535	3,274	2019
The Lafayette Denver, CO	5,481	2,457	7,067	—	248	2,457	7,315	9,772	1,741	2018
The Locale Allendale, MI	17,700	4,294	22,461	—	877	4,294	23,338	27,632	5,487	2019
The Muse Denver, CO	19,496	5,303	42,809	—	213	5,303	43,022	48,325	7,774	2019
The Q Lofts San Diego, CA	12,966	8,856	22,877	—	10	8,856	22,887	31,743	1,010	2023
The Sterling San Diego, CA	—	1,849	5,407	—	39	1,849	5,446	7,295	890	2020
The View San Diego, CA	—	7,272	8,862	—	668	7,272	9,530	16,802	2,119	2019
Other
Buckhorn Plaza Bloomsburg, PA	9,139	1,651	11,770	(35)	2,562	1,616	14,332	15,948	9,467	2006
Hudson Correctional Facility Hudson, CO	—	1,382	—	(1,382)	—	—	—	—	—	2009
Palazzo Del Lago Orlando, FL	20,000	8,938	—	—	19	8,938	19	8,957	11	2010
Sherman Plaza Evanston, IL	—	9,655	30,982	—	12,680	9,655	43,662	53,317	25,625	2006
The Market at Hilliard Hilliard, OH	14,070	4,432	13,308	—	4,730	4,432	18,038	22,470	10,936	2005

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Trimble San Jose, CA	—	12,732	10,045	—	23,482	12,732	33,527	46,259	6,639	2013
Corporate assets	—	—	—	—	33	—	33	33	24	N/A
Totals	$123,884	$85,209	$241,849	$(1,417)	$47,277	$83,792	$289,126	$372,918	$87,211

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2024 for U.S. federal income tax purposes was approximately $463,387 (unaudited).
A.The initial cost to the Company represents the original purchase price of the investment property, including amounts incurred subsequent to acquisition which were contemplated at the time the investment property was acquired.
B.Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
C.Reconciliation of real estate owned:

	2024	2023
Balance at January 1	$385,368	$351,958
Acquisitions and capital improvements	11,842	33,410
Dispositions and write-offs	(24,292)	—
Balance at December 31,	$372,918	$385,368
D.Reconciliation of accumulated depreciation:

	2024	2023
Balance at January 1	$87,216	$76,888
Depreciation expense	11,036	10,328
Dispositions and write-offs	(11,041)	—
Balance at December 31,	$87,211	$87,216
E.Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment and site improvements	5-15 years

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2024. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2025 Annual Meeting of Stockholders Record Date
The Board established the close of business on March 7, 2025 as the record date for determining stockholders entitled to vote at our 2025 Annual Meeting of Stockholders, expected to be held on May 8, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Executive Officers of the Registrant
Richard Vance, age 61, has served as a director and our President and Chief Executive Officer since our formation in December 2015. Prior to our spin-off from InvenTrust Properties Corp. (“InvenTrust”), Mr. Vance served as Senior Vice President - Portfolio Management & Corporate Strategy for InvenTrust, where he was responsible for managing InvenTrust’s “non-core”

portfolio with regard to asset management, property operations and leasing. Beginning in 2013 and until InvenTrust’s self-management in 2014, Mr. Vance served as Vice President for InvenTrust’s former business manager, and, following InvenTrust’s self-management, Mr. Vance continued to serve as Vice President for InvenTrust until 2015. In this role, Mr. Vance had various responsibilities, including spearheading InvenTrust’s self-management and various asset management responsibilities. Beginning in 2010, Mr. Vance began working with InvenTrust’s former business manager and former property manager as an independent consultant, and was primarily responsible for managing a diverse portfolio of InvenTrust’s office, industrial and retail assets. Mr. Vance has more than 20 years of experience in commercial real estate and commercial real estate finance, including various positions prior to 2010 with GMAC Commercial Mortgage, Equity Residential, Deutsche Bank, Ernst & Young or their affiliates. Mr. Vance received a Master of Business Administration degree from the University of Michigan-Ann Arbor, a Juris Doctor from Loyola University of Chicago, and a Bachelor of Arts from the University of Michigan-Flint.
Robert J. Lange, age 42, has served as Executive Vice President, General Counsel and Secretary of Highlands since June 2016. On January 22, 2021, Mr. Lange was appointed to serve as Chief Operating Officer of the Company. As General Counsel, Mr. Lange is responsible for all legal functions at Highlands and as Chief Operating Officer, Mr. Lange is charged with overseeing its operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel and Assistant Secretary at InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs, including material transactions, governance, public company reporting and compliance, employee matters and executive compensation and benefits. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 49, serves as Highlands’ Chief Accounting Officer, Senior Vice President and Treasurer. Prior to joining Highlands, Ms. Karas was Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company. Blackstone is one of the largest real estate private equity firms in the world. Ms. Karas served as Vice President and Controller of IRC Retail Centers (formerly Inland Real Estate Corporation) and served as a member of its Management Committee. In this role, Ms. Karas oversaw the corporate accounting function, with responsibilities over SEC reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with Sarbanes-Oxley and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company’s Chief Executive Officer or Principal Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at Highlands REIT, Inc., Attn: Corporate Secretary, 1 South Dearborn Street, 20th Floor, Chicago, Illinois 60603.
Insider Trading Policy
Our board has adopted an insider trading policy that governs transactions in our securities by our directors, officers and employees. Our insider trading policy is designed to promote compliance with insider trading laws. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of the Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2024.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	7,046
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,046
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
Omitted at registrant’s option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
10.8#	Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)
10.9#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.10#	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.11#	Amended and Restated Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.12#	Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Kimberly Karas (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
19.1*	Highlands REIT, Inc. Insider Trading Policy Statement
101.INS*	XBRL Instance Document

EXHIBIT NO.	DESCRIPTION
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 13, 2025
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Vance	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2025
Richard Vance
/s/ Kimberly A. Karas	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 13, 2025
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 13, 2025
Jeffrey L. Shekell