Form 10-Q
period 2025-03-31
Highlands REIT, Inc.
filed 2025-05-08
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 7, 2025, there were 718,345,926 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)

Investment properties
Land	$83,792	$83,792
Building and other improvements	297,785	289,126
Construction in progress	231	3,663
Total	381,808	376,581
Less accumulated depreciation	(89,995)	(87,211)
Net investment properties	291,813	289,370
Cash and cash equivalents	27,266	29,864
Restricted cash and escrows	2,037	4,364
Accounts receivable (net of allowance of $192 and $139 as of March 31, 2025 and December 31, 2024, respectively)	6,922	6,909
Intangible assets, net	195	205
Deferred costs and other assets, net	6,338	6,028
Total assets	$334,571	$336,740

Liabilities
Debt, net	$120,647	$120,713
Accounts payable and accrued expenses	10,249	9,867
Other liabilities	2,134	2,315
Total liabilities	133,030	132,895

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 724,321 shares issued and outstanding as of March 31, 2025 and December 31, 2024	7,243	7,243
Additional paid-in capital	1,390,536	1,390,536
Accumulated distributions in excess of net income	(1,195,124)	(1,192,873)
Accumulated other comprehensive income	(5)	47
Total Highlands REIT, Inc. stockholders’ equity	202,650	204,953
Noncontrolling interests	(1,109)	(1,108)
Total equity	201,541	203,845
Total liabilities and equity	$334,571	$336,740

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$9,088	$9,016
Other property income	217	233
Total revenues	9,305	9,249

Expenses
Property operating expenses	2,591	2,367
Real estate taxes	1,491	1,413
Depreciation and amortization	2,862	3,027
General and administrative expenses	3,014	2,610
Total expenses	9,958	9,417
Loss from operations	(653)	(168)
Gain on sale of investment properties, net	—	6,869
Other income	237	252
Interest expense	(1,836)	(1,911)
Net income (loss)	(2,252)	5,042
Net loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,251)	$5,043
Net income (loss) per common share, basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding, basic and diluted	724,321	721,671

Comprehensive loss
Net income (loss)	$(2,252)	$5,042
Unrealized gain (loss) on derivatives	(52)	217
Total other comprehensive income (loss)	(52)	217
Comprehensive income (loss)	(2,304)	5,259
Comprehensive (income) loss attributable to noncontrolling interests	1	(3)
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,303)	$5,256

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net income (loss)	—	—	—	5,043	—	5,043	(1)	5,042
Other comprehensive income	—	—	—	—	213	213	4	217
Costs for repurchase of shares	—	—	(220)	—	—	(220)	—	(220)
Balance at March 31, 2024	721,671	$7,217	$1,389,731	$(1,186,825)	$233	$210,356	$(1,105)	$209,251

Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,252)	$5,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,862	3,027
Amortization of debt discounts and financing costs	180	179
Straight-line rental income	(253)	(24)
Gain on sale of investment properties, net	—	(6,869)
Changes in assets and liabilities:
Accounts and rents receivable, net	240	(71)
Deferred costs and other assets, net	(102)	110
Accounts payable and accrued expenses	617	336
Other liabilities	(178)	(512)
Net cash flows provided by operating activities	$1,114	$1,218
Cash flows from investing activities:
Capital expenditures and tenant improvements	(5,464)	(2,498)
Proceeds from sale of investment properties, net	—	20,071
Payment of leasing fees	(329)	(250)
Net cash flows provided by (used in) investing activities	$(5,793)	$17,323
Cash flows from financing activities:
Payment of debt issuance costs	—	(3)
Repurchase of shares	—	(220)
Principal payments of debt	(246)	(231)
Net cash flows used in financing activities	$(246)	$(454)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(4,925)	18,087
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,303	$37,571

Cash and cash equivalents	$27,266	$35,220
Restricted cash and escrows	2,037	2,351
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,303	$37,571

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,660	$1,735

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$2,974	$1,758

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2024, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 14, 2025, as certain note disclosures contained in such audited consolidated financial statements have been condensed or omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2025, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of March 31, 2025 and December 31, 2024, the Company owned 18 investment properties and one parcel of unimproved land.
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
March 31, 2025
appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 14, 2025, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of March 31, 2025 and December 31, 2024, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2025 is $22,699 of assets and $18,196 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 is $22,787 of assets and $18,106 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statements. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently analyzing the impact adoption will have on its related disclosures.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
There were no investment property dispositions during the three months ended March 31, 2025.
The following table reflects the investment property dispositions during the three months ended March 31, 2024. The Company recognized a net gain on sale of investment properties of $6,869.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869

4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accrued real estate taxes	$4,015	$4,816
Accrued compensation	1,541	213
Accrued interest payable	550	554
Other accrued expenses	4,143	4,284
Total accounts payable and accrued expenses	$10,249	$9,867
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to sixteen years as of March 31, 2025 and from less than one year to fourteen years as of March 31, 2024.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Rental income related to fixed lease payments	$7,596	$7,618
Rental income related to variable lease payments (1)	1,492	1,398
Other	217	233
Total revenues	$9,305	$9,249
(1)    Variable lease payments are comprised of tenant recovery income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
Future Minimum Rental Income
As of March 31, 2025, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2025 (remaining)	$10,039
2026	13,248
2027	13,012
2028	12,619
2029	11,872
Thereafter	91,018
Total	$151,808
Tenant Concentration
For the three months ended March 31, 2025, the Locale and Sherman Plaza each accounted for greater than 10% of our total revenues and Trimble accounted for greater than 20% our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11.1% and Veeco Instruments accounted for approximately 9.3% of our total revenues for the three months ended March 31, 2025
6. Debt
Total debt outstanding as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Debt, gross	$123,638	$123,884
Mortgage discount	(1,800)	(1,855)
Deferred financing costs, net	(1,191)	(1,316)
Total Debt, Net	$120,647	$120,713
As of March 31, 2025, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2025, and the weighted average interest rates for the maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of March 31, 2025	Weighted average interest rate
2025 (remaining)	$734	—%
2026	43,084	5.16%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,556	5.64%
Total	$123,638	5.33%
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan has a principal amount of $20,000, $4,000 of which is guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $20, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of March 31, 2025 and December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000 and all other mortgage debt was non-recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of March 31, 2025 and December 31, 2024, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2025 and 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to our derivative financial instruments was $52 for the three months ended March 31, 2025 and as income was $217 for the three months ended March 31, 2024.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $17 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$39	$—	$39

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$90	$—	$90
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2025 and 2024, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$123,638	$120,265	$123,884	$118,781
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.40% and 6.79% per annum as of March 31, 2025 and December 31, 2024, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.31% to 9.11% and 5.76% to 9.47% as of March 31, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2025 and 2024, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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
The Company’s Chief Executive Officer evaluates the results of operations and makes decisions about resources to be allocated between the multi-family and other property portfolios and therefore is the Company’s Chief Operating Decision Maker (“CODM”). The Company’s operating results are reviewed on an individual property basis, with specific attention to the multi-family portfolio given its importance to our overall strategy.
The CODM evaluates performance based on net operating income. Net operating income excludes GAAP rent adjustments such as straightline rent and the amortization of intangibles, general and administrative expenses, depreciation and amortization, other income, interest expense, gains or losses on the sale of investment properties and net income or loss from noncontrolling interests. Prior period segment information has been restated to align with our current segment disclosure format, which is consistent with how our CODM evaluates the business.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
The following tables summarize net operating income by segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,346	$4,493	$2,853	$7,280	$4,456	$2,824
Tenant recovery income	1,492	255	1,237	1,398	270	1,128
Other property income	217	217	—	233	233	—
Total income	$9,055	$4,965	$4,090	$8,911	$4,959	$3,952
Repairs and maintenance	552	332	220	564	349	215
Property payroll and benefits	342	303	39	328	281	47
Property insurance	373	174	199	365	167	198
Other property expenses	1,324	907	417	1,110	813	297
Real estate taxes	1,491	530	961	1,413	530	883
Total expenses	$4,082	$2,246	$1,836	$3,780	$2,140	$1,640
Net operating income	$4,973	$2,719	$2,254	$5,131	$2,819	$2,312

Non-allocated expenses (1)	(5,876)			(5,637)
Gain on sale of investment properties, net (2)	—			6,869
Other income	237			252
Interest expense	(1,836)			(1,911)
GAAP adjustments to NOI (3)	250			338
Net income (loss)	$(2,252)			$5,042

Balance Sheet Data
Real estate assets, net (4)	$292,008	$190,302	$101,706	$293,475	$196,475	$97,000
Non-segmented assets (5)	42,563			50,041
Total assets	$334,571			$343,516
Capital expenditures	$5,464	$114	$5,350	$2,498	$50	$2,448
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)Gain on sale of investment properties is related to the sale of the industrial portfolio.
(3)GAAP adjustments to NOI include straightline rental income and amortization of above and below market lease revenues.
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
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2025
Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of March 31, 2025, 7,046 shares were available for future issuance under the Incentive Award Plan.
11. Repurchase of Shares
Subsequent to the close of our 2023 tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased at a price per share of $0.14 for total cash of $4.
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
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot LifeTime Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9,200. As of March 31, 2025, we estimate that remaining costs to be paid under this commitment are approximately $3,000.
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance will be paid a consulting fee totaling $800 covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $100 quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company has agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1,875 and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company will pay Mr. Vance Cobra premiums for a period of 18-months from the effective date of the agreement.
13. Subsequent Events
We have evaluated subsequent events through the date that the consolidated financial statements were issued, noting none.

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
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. We will continue to explore offering an additional liquidity option to our shareholders, which we expect to announce within a year. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of March 31, 2025, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three months ended March 31, 2025 and 2024.
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

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2024 contained in the Company’s latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the three months ended March 31, 2025 and 2024.
There were no investment property dispositions during the three months ended March 31, 2025.
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

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
Key performance indicators are as follows:

	As of March 31,
	2025	2024
Economic occupancy (1)	76.6%	73.2%
Rent per square foot (2)	$26.38	$24.98
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2025 and 2024.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2025	2024	Increase (Decrease)
Net income (loss)	$(2,252)	$5,042	$(7,294)	(144.7)%
Net income decreased $7.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial portfolio and higher expenses.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three months ended March 31, 2025 and 2024.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2025	2024	Increase (Decrease)
Income:
Rental income	$9,088	$9,016	$72	0.8%
Other property income	217	233	(16)	(6.9)%
Total revenues	$9,305	$9,249	$56	0.6%
Total revenues increased $0.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to rent commencement on the LifeTime Fitness lease at Sherman Plaza and increased revenue from our multi-family portfolio. Partially offsetting this increase was a decrease in rent due to the sale of our industrial portfolio in February 2024 and the recognition during the three months ended March 31, 2024 of additional recovery revenue upon the commencement of XP Power at Trimble.

The following table presents the changes in our expenses for the three months ended March 31, 2025 and 2024.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2025	2024	Increase (Decrease)
Expenses:
Property operating expenses	$2,591	$2,367	$224	9.5%
Real estate taxes	1,491	1,413	78	5.5%
Depreciation and amortization	2,862	3,027	(165)	(5.5)%
General and administrative expenses	3,014	2,610	404	15.5%
Total expenses	$9,958	$9,417	$541	5.7%
Property operating expenses increased $0.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to higher bad debt expense on our multi-family portfolio, higher professional fees due to pursuit costs on a transaction that did not close and higher utilities, payroll and insurance at our properties.
Real estate taxes increased $0.08 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due our estimate for current year real estate taxes being higher than the estimate for the prior year.
Depreciation and amortization decreased $0.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to the sale of the industrial portfolio in February 2024 and to certain assets being fully depreciated during 2024.
General and administrative expense increased $0.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to increased payroll and other benefits due to annual increases and the accrual of retention bonuses granted in 2024 to eligible employees that are to be paid in the second quarter of 2025. No such bonuses were accrued during the the three months ended March 31, 2024.
The following table presents the changes in our other income and expenses for the three months ended March 31, 2025 and 2024.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2025	2024	Increase (Decrease)
Other income and (expenses):
Gain on sale of investment properties, net	$—	$6,869	$(6,869)	(100.0)%
Other income	$237	$252	$(15)	(6.0)%
Interest expense	$(1,836)	$(1,911)	$(75)	(3.9)%
There were no sales of investment properties during the three months ended March 31, 2025. During the three months ended March 31, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial portfolio in February 2024.
Other income decreased $0.02 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due primarily to lower interest income earned on our cash balances due to lower interest rates.
Interest expense decreased $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to lower interest rates on our variable mortgage for The Muse and lower interest expense on the derivative for The Locale, which has since expired.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of March 31, 2025, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2025	8	22,875	$515	4.3%	3.8%	$22.52
2026	7	39,342	653	7.4%	4.8%	16.60
2027	3	12,383	320	2.3%	2.4%	25.82
2028	8	31,402	660	5.9%	4.9%	21.02
2029	11	87,760	1,933	16.5%	14.3%	22.02
2030	7	51,823	740	9.7%	5.4%	14.29
2031	—	—	—	—%	—%	—
2032	3	10,599	219	2.0%	1.6%	20.62
2033	1	815	27	0.2%	0.2%	32.96
2034	1	2,888	88	0.5%	0.6%	30.47
Thereafter	5	272,855	8,401	51.2%	62.0%	30.79
Grand Total	54	532,742	$13,556	100.0%	100.0%	$25.44
The following table represents new and renewed leases that commenced during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	1	60,692	$30.39	15.0	—	—	$—	—
Renewals	5	36,665	16.01	4.4	1	2,460	46.37	5.0
Total	6	97,357	$24.97	11.0	1	2,460	$46.37	5.0
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
Liquidity and Capital Resources
As of March 31, 2025, we had $27.3 million of cash and cash equivalents, and $2.0 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Office Max at Market at Hilliard expiring in March 2026.

We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9.2 million. As of March 31, 2025, we estimate that remaining costs to be paid under this commitment are approximately $3.0 million.
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance will be paid a consulting fee totaling $0.8 million covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $0.1 million quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company has agreed to repurchase 6.7 million shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1.9 million and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company will pay Mr. Vance Cobra premiums for a period of 18-months from the effective date of the agreement.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of March 31, 2025 and December 31, 2024 was $123.6 million and $123.9 million, respectively, with a weighted average interest rate of 5.33% and 5.38% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2025, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of March 31, 2025	Weighted average interest rate
2025 (remaining)	$734	—%
2026	43,084	5.16%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,556	5.64%
Total	$123,638	5.33%
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan has a principal amount of $20.0 million, $4.0 million of which is guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $0.02 million, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
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

As of March 31, 2025 and December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the three months ended March 31, 2025 and 2024

	(in thousands)
	Three Months Ended March 31,
	2025	2024
Net cash flows provided by operating activities	$1,114	$1,218
Net cash flows provided by (used in) investing activities	(5,793)	17,323
Net cash flows used in financing activities	(246)	(454)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(4,925)	18,087
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$29,303	$37,571
Cash provided by operating activities was $1.1 million for the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024. The slight decrease in cash provided by operating activities compared to the same period in 2024 is due primarily to increased expenses on our investment property portfolio.
Cash used in investing activities was $5.8 million for the three months ended March 31, 2025, compared to cash provided by investing activities of $17.3 million for the three months ended March 31, 2024. Cash for investing activities changed by $23.1 million compared to the same period in 2024, as a result of proceeds received from the sale of our industrial portfolio totaling $20.1 million during the three months ended March 31, 2024, and higher cash spent for capital expenditures and tenant improvements during the three months ended March 31, 2025.
Cash used in financing activities was $0.2 million for the three months ended March 31, 2025, compared to $0.5 million for the three months ended March 31, 2024. Cash used in financing activities for the three months ended March 31, 2025 included principal payments on debt totaling $0.2 million. Cash used in financing activities for the three months ended March 31, 2024 included principal payments on mortgage debt in the amount of $0.2 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023.
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
Distributions
For the three months ended March 31, 2025 and 2024, no cash distributions were paid by the Company.
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
The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,251)	$5,043
Depreciation and amortization (1)	2,850	3,014
Gain on sale of investment properties, net	—	(6,869)
Funds From Operations	$599	$1,188

Funds From Operations per weighted average common shares, basic and diluted	$—	$—
Weighted average number of common shares outstanding, basic and diluted	724,321	721,671
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2025, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on March 31, 2025 was 6.41%.
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
As of March 31, 2025, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The fair value of the derivatives was $0.04 million as of March 31, 2025 included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Amended and Restated Executive Employment Agreement, dated as of March 17, 2025, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2025)
10.2	Separation and Consulting Agreement, dated as of April 24, 2025, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2025)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Robert J. Lange	May 8, 2025
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 8, 2025
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)