Form 10-Q
period 2025-06-30
Highlands REIT, Inc.
filed 2025-08-11
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 8, 2025, there were 718,665,266 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)

Investment properties
Land	$83,792	$83,792
Building and other improvements	298,172	289,126
Construction in progress	238	3,663
Total	382,202	376,581
Less accumulated depreciation	(92,827)	(87,211)
Net investment properties	289,375	289,370
Cash and cash equivalents	21,006	29,864
Restricted cash and escrows	2,586	4,364
Accounts receivable (net of allowance of $230 and $139 as of June 30, 2025 and December 31, 2024, respectively)	7,533	6,909
Intangible assets, net	185	205
Deferred costs and other assets, net	7,537	6,028
Total assets	$328,222	$336,740

Liabilities
Debt, net	$120,488	$120,713
Accounts payable and accrued expenses	8,565	9,867
Other liabilities	2,203	2,315
Total liabilities	131,256	132,895

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 718,665 and 724,321 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7,186	7,243
Additional paid-in capital	1,389,044	1,390,536
Accumulated distributions in excess of net income	(1,198,144)	(1,192,873)
Accumulated other comprehensive income (loss)	(13)	47
Total Highlands REIT, Inc. stockholders’ equity	198,073	204,953
Noncontrolling interests	(1,107)	(1,108)
Total equity	196,966	203,845
Total liabilities and equity	$328,222	$336,740

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$9,236	$8,565	$18,324	$17,581
Other property income	235	246	452	479
Total revenues	9,471	8,811	18,776	18,060

Expenses
Property operating expenses	2,641	2,284	5,232	4,651
Real estate taxes	1,494	1,460	2,985	2,873
Depreciation and amortization	2,978	2,981	5,840	6,008
General and administrative expenses	3,774	2,867	6,788	5,477
Total expenses	10,887	9,592	20,845	19,009
Loss from operations	(1,416)	(781)	(2,069)	(949)
Gain on sale of investment properties, net	—	—	—	6,869
Other income	178	336	415	588
Interest expense	(1,780)	(1,911)	(3,616)	(3,822)
Net income (loss)	(3,018)	(2,356)	(5,270)	2,686
Net (Income) loss attributable to noncontrolling interests	(2)	3	(1)	4
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(3,020)	$(2,353)	$(5,271)	$2,690
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	720,973	721,829	722,638	721,570

Comprehensive loss
Net income (loss)	$(3,018)	$(2,356)	$(5,270)	$2,686
Unrealized gain (loss) on derivatives	(8)	15	(60)	232
Total other comprehensive income (loss)	(8)	15	(60)	232
Comprehensive income (loss)	(3,026)	(2,341)	(5,330)	2,918
Comprehensive (income) loss attributable to noncontrolling interests	(2)	2	(1)	(1)
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$(3,028)	$(2,339)	$(5,331)	$2,917

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net income (loss)	—	—	—	5,043	—	5,043	(1)	5,042
Other comprehensive income	—	—	—	—	213	213	4	217
Costs for repurchase of shares	—	—	(220)	—	—	(220)	—	(220)
Balance at March 31, 2024	721,671	$7,217	$1,389,731	$(1,186,825)	$233	$210,356	$(1,105)	$209,251
Net loss	—	—	—	(2,353)	—	(2,353)	(3)	(2,356)
Other comprehensive income	—	—	—	—	14	14	1	15
Share-based compensation	313	3	97	—	—	100	—	100
Repurchase of shares	(33)	—	(4)	—	—	(4)	—	(4)
Balance at June 30, 2024	721,951	$7,220	$1,389,824	$(1,189,178)	$247	$208,113	$(1,107)	$207,006

Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541
Net income (loss)	—	—	—	(3,020)	—	(3,020)	2	(3,018)
Other comprehensive loss	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation	1,142	11	343	—	—	354	—	354
Repurchase of shares	(6,798)	(68)	(1,835)	—	—	(1,903)	—	(1,903)
Balance at June 30, 2025	718,665	$7,186	$1,389,044	$(1,198,144)	$(13)	$198,073	$(1,107)	$196,966
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,270)	$2,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,840	6,008
Amortization of market leases	1	—
Amortization of debt discounts and financing costs	306	358
Straight-line rental income	(533)	(336)
Gain on sale of investment properties, net	—	(6,869)
Non-cash stock-based compensation expense	570	100
Changes in assets and liabilities:
Accounts and rents receivable, net	(91)	602
Deferred costs and other assets, net	(1,400)	(442)
Accounts payable and accrued expenses	1,057	611
Other liabilities	(106)	(277)
Net cash flows provided by operating activities	$374	$2,441
Cash flows from investing activities:
Capital expenditures and tenant improvements	(8,007)	(2,856)
Proceeds from sale of investment properties, net	—	20,071
Payment of leasing fees	(353)	(250)
Net cash flows provided by (used in) investing activities	$(8,360)	$16,965
Cash flows from financing activities:
Payment of debt issuance costs	(44)	(3)
Repurchase of shares	(1,903)	(224)
Principal payments of debt	(487)	(461)
Payment for tax withholding for share-based compensation	(216)	—
Net cash flows used in financing activities	$(2,650)	$(688)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(10,636)	18,718
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,592	$38,202

Cash and cash equivalents	$21,006	$36,219
Restricted cash and escrows	2,586	1,983
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,592	$38,202

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flows information:
Cash paid for interest	$3,326	$3,487

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$850	$1,758

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of June 30, 2025, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of June 30, 2025 and December 31, 2024, the Company owned 18 investment properties and one parcel of unimproved land.
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
June 30, 2025
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 14, 2025, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of June 30, 2025 and December 31, 2024, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2025 is $22,840 of assets and $18,306 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 is $22,787 of assets and $18,106 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
June 30, 2025
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
There were no investment property dispositions during the six months ended June 30, 2025.
The following table reflects the investment property dispositions during the six months ended June 30, 2024. The Company recognized a net gain on sale of investment properties of $6,869.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869

4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued real estate taxes	$4,426	$4,816
Accrued compensation	1,583	213
Accrued interest payable	539	554
Other accrued expenses	2,017	4,284
Total accounts payable and accrued expenses	$8,565	$9,867
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of June 30, 2025 and from less than one year to fourteen years as of June 30, 2024.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income related to fixed lease payments	$7,852	$7,397	$15,448	$15,015
Rental income related to variable lease payments (1)	1,384	1,168	2,876	2,566
Other	235	246	452	479
Total revenues	$9,471	$8,811	$18,776	$18,060
(1)    Variable lease payments are comprised of tenant recovery income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
Future Minimum Rental Income
As of June 30, 2025, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2025 (remaining)	$6,726
2026	13,241
2027	12,980
2028	12,693
2029	12,026
Thereafter	91,134
Total	$148,800
Tenant Concentration
For the six months ended June 30, 2025, The Locale, Trimble and Sherman Plaza each accounted for greater than 10% of our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11.1% and Veeco Instruments accounted for approximately 9.3% of our total revenues for the six months ended June 30, 2025.
6. Debt
Total debt outstanding as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Debt, gross	$123,397	$123,884
Mortgage discount	(1,745)	(1,855)
Deferred financing costs, net	(1,164)	(1,316)
Total Debt, Net	$120,488	$120,713
As of June 30, 2025, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2025, and the weighted average interest rates for the maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of June 30, 2025	Weighted average interest rate
2025 (remaining)	$494	—%
2026	43,084	5.17%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,555	5.63%
Total	$123,397	5.32%
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
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of June 30, 2025 and December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000 and all other mortgage debt was non-recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of June 30, 2025 and December 31, 2024, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of June 30, 2025 and 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to our derivative financial instruments was $8 and $60 for the three and six months ended June 30, 2025, respectively and as income was $15 and $232 for the three and six months ended June 30, 2024, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $8 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$34	$—	$34

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$90	$—	$90
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and six months ended June 30, 2025 and 2024, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$123,397	$120,159	$123,884	$118,781

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.42% and 6.79% per annum as of June 30, 2025 and December 31, 2024, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.22% to 9.12% and 5.76% to 9.47% as of June 30, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and six months ended June 30, 2025 and 2024, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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
The CODM evaluates performance based on net operating income (“NOI”). NOI excludes GAAP rent adjustments such as straightline rent and the amortization of intangibles, general and administrative expenses, depreciation and amortization, other income, interest expense, gains or losses on the sale of investment properties and net income or loss from noncontrolling interests. Prior period segment information has been restated to align with our current segment disclosure format, which is consistent with how our CODM evaluates the business.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
The following tables summarize NOI by segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,577	$4,409	$3,168	$7,089	$4,467	$2,622
Tenant recovery income	1,384	258	1,126	1,167	261	906
Other property income	235	234	1	246	246	—
Total income	$9,196	$4,901	$4,295	$8,502	$4,974	$3,528
Repairs and maintenance	620	405	215	514	346	168
Property payroll and benefits	332	291	41	353	307	46
Property insurance	424	190	234	353	168	185
Other property expenses	1,264	785	479	1,064	805	259
Real estate taxes	1,495	516	979	1,460	667	793
Total expenses	$4,135	$2,187	$1,948	$3,744	$2,293	$1,451

NOI	$5,061	$2,714	$2,347	$4,758	$2,681	$2,077

Non-allocated expenses (1)	(6,752)			(5,848)
Other income	178			336
Interest expense	(1,780)			(1,911)
GAAP adjustments to NOI (2)	$275			$309
Net loss	$(3,018)			$(2,356)
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)GAAP adjustments to NOI include straightline rental income and amortization of above and below market lease revenues.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$14,924	$8,902	$6,022	$14,368	$9,041	$5,327
Tenant recovery income	2,876	513	2,363	2,566	531	2,035
Other property income	452	451	1	479	479	—
Total income	$18,252	$9,866	$8,386	$17,413	$10,051	$7,362
Repairs and maintenance	1,173	737	436	1,078	696	382
Property payroll and benefits	674	594	80	681	588	93
Property insurance	796	364	432	717	352	365
Other property expenses	2,588	1,692	896	2,174	1,618	556
Real estate taxes	2,986	1,046	1,940	2,874	1,197	1,677
Total expenses	$8,217	$4,433	$3,784	$7,524	$4,451	$3,073

NOI	$10,035	$5,433	$4,602	$9,889	$5,600	$4,289

Non-allocated expenses (1)	(12,628)			(11,485)
Gain on sale of investment properties, net (2)	—			6,869
Other income	415			588
Interest expense	(3,616)			(3,822)
GAAP adjustments to NOI (3)	524			647
Net income (loss)	$(5,270)			$2,686

Balance Sheet Data
Real estate assets, net (4)	$289,560	$188,737	$100,823	$290,958	$194,793	$96,165
Non-segmented assets (5)	38,662			50,768
Total assets	$328,222			$341,726
Capital expenditures	$8,007	$200	$7,807	$2,856	$178	$2,678
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
During the six months ended June 30, 2025, the Company granted 1,790 shares of common stock with an aggregate value of $555 based on an estimated net asset value per share of $0.31. During the six months ended June 30, 2024, the Company granted 313 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.32.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of June 30, 2025, 5,256 shares were available for future issuance under the Incentive Award Plan.
The Company recognized stock-based compensation expense for the six months ended June 30, 2025 and 2024 of $570 and $100, respectively, related to the Incentive Award Plan. For the six months ended June 30, 2025, the Company paid $216 related to tax withholding for share-based compensation. No withholding taxes were paid during the six months ended June 30, 2024
11. Repurchase of Shares
On April 24, 2025 and May 1, 2025, we withheld 220 and 429 shares, respectively, from employees to satisfy estimated statutory income tax obligations related to the stock grants made to certain employees. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance, we repurchased and retired 6,698 of his total owned shares, at a price of $0.28 per share. On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase and retire 100 shares at a price of $0.28 per share.
The Company accounts for stock repurchases in accordance with ASC 505 “Equity” by allocating the repurchase price to common stock and additional paid in capital on the consolidated balance sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized buy unissued shares upon settlement.
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
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2025
taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9,200. As of June 30, 2025, we estimate that remaining costs to be paid under this commitment are approximately $850.
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $800 covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $100 quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1,875 and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company will pay Mr. Vance Cobra premiums for a period of 18-months from the effective date of the agreement.
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
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Highlands’ plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Highlands and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; business, financial and operating risks inherent to real estate investments and the industry; our ability to renew leases, lease vacant space, or re-lease space as leases expire; our ability to repay or refinance our debt as it comes due; difficulty selling or re-leasing our investment properties due to their specific characteristics as described elsewhere in this report; contraction in the global economy or low levels of economic growth; our ability to sell our investment properties at a price and on a timeline consistent with our investment objectives, or at all; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; domestic or international instability or political or civil unrest, including the ongoing hostilities in Ukraine and Israel and their worldwide economic impact; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust and our ability to operate as a stand-alone public reporting company; our organizational and governance structure; our status as a REIT; the cost of compliance with and liabilities under environmental, health and safety laws; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events; risks associated with international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation or otherwise; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
As of June 30, 2025, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the six months ended June 30, 2025 and 2024.
There were no investment property dispositions during the six months ended June 30, 2025.
During the six months ended June 30, 2024, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment properties:

			(dollar amounts in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	13,325	13,076	4,817
			$20,500	$20,071	$6,869

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
Key performance indicators are as follows:

	As of June 30,
	2025	2024
Economic occupancy (1)	75.0%	72.1%
Rent per square foot (2)	$26.33	$25.79
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Net income (loss)	$(3,018)	$(2,356)	$(662)	(28.1)%	$(5,270)	$2,686	$(7,956)	(296.2)%
Net loss increased $0.7 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due primarily to higher property operating and general and administrative expenses. Partially offsetting this increase in net loss was higher revenue from our investment property portfolio.
Net loss increased $8.0 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due primarily to the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial portfolio and higher expenses. Additionally the increase in net loss is impacted by the same items that impacted the three month period.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three and six months ended June 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Income:
Rental income	$9,236	$8,565	$671	7.8%	$18,324	$17,581	$743	4.2%
Other property income	235	246	(11)	(4.5)%	452	479	(27)	(5.6)%
Total revenues	$9,471	$8,811	$660	7.5%	$18,776	$18,060	$716	4.0%
Total revenues increased $0.7 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due primarily to rent commencement on the Life Time Fitness lease at Sherman Plaza.
Total revenues increased $0.7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due primarily to rent commencement on the Life Time Fitness lease at Sherman Plaza. Partially offsetting this increase was a decrease in rent due to the sale of our industrial portfolio in February 2024 and decreased revenue from our multi-family portfolio as a result of lower occupancy.

The following table presents the changes in our expenses for the three and six months ended June 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Expenses:
Property operating expenses	$2,641	$2,284	$357	15.6%	$5,232	$4,651	$581	12.5%
Real estate taxes	1,494	1,460	34	2.3%	2,985	2,873	112	3.9%
Depreciation and amortization	2,978	2,981	(3)	(0.1)%	5,840	6,008	(168)	(2.8)%
General and administrative expenses	3,774	2,867	907	31.6%	6,788	5,477	1,311	23.9%
Total expenses	$10,887	$9,592	$1,295	13.5%	$20,845	$19,009	$1,836	9.7%
Property operating expenses increased $0.4 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to higher professional fees resulting from pursuit costs on transactions that have not closed and higher utilities, payroll and insurance at our properties.
Property operating expenses increased $0.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the same items impacting the three month period.
Real estate taxes increased $0.03 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due primarily to the receipt of a tax refund and related downward true-up of our estimates for taxes as actual bills were received for our Cook County, Illinois properties during the six months ended June 30, 2024. Partially offsetting this decrease is an increase in our current year tax estimates.
Real estate taxes increased $0.1 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the same items impacting the three month period.
Depreciation and amortization remained consistent during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Depreciation and amortization decreased $0.2 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the sale of the industrial portfolio in February 2024 and to certain assets being fully depreciated during 2024. Partially offsetting this decrease was an increase in depreciation on the tenant improvements for Life Time Fitness at Sherman Plaza.
General and administrative expense increased $0.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due primarily to compensation expense in conjunction with stock grants provided to two employees, increased consulting fees in relation to the consulting agreement entered into with our former chief executive officer and increased legal expenses related to the amended employment agreement with our current chief executive officer, the separation and consulting agreement with our former chief executive officer and costs for the pursuit of transactions that have not closed.
General and administrative expense increased $1.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due primarily to the same items impacting the three-month periods plus increased payroll and other benefits due to annual increases and the accrual of retention bonuses granted in 2024 to eligible employees that were paid in the second quarter of 2025. No such bonuses were accrued during the six months ended June 30, 2024.

The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Other income and (expenses):
Gain on sale of investment properties, net	$—	$—	$—	—%	$—	$6,869	$(6,869)	(100.0)%
Other income	$178	$336	$(158)	(47.0)%	$415	$588	$(173)	(29.4)%
Interest expense	(1,780)	(1,911)	(131)	(6.9)%	$(3,616)	$(3,822)	$(206)	(5.4)%
There were no sales of investment properties during the six months ended June 30, 2025. During the six months ended June 30, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial portfolio in February 2024.
Other income decreased $0.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due primarily to lower interest income earned on our cash balances due to lower cash balances and lower interest rates.
Other income decreased $0.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due primarily to the same factor as for the three month period.
Interest expense decreased $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to lower loan fee amortization on Trimble which matured during the quarter and lower balances outstanding due to our monthly amortization payments.
Interest expense decreased $0.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the same factors impacting the three month period.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of June 30, 2025, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2025	6	17,124	$497	3.2%	3.7%	$29.00
2026	7	39,342	649	7.4%	4.8%	16.49
2027	3	12,383	322	2.3%	2.4%	25.97
2028	6	26,594	475	5.0%	3.5%	17.88
2029	11	87,760	1,932	16.5%	14.2%	22.02
2030	9	60,402	906	11.4%	6.7%	14.99
2031	—	—	—	—%	—%	—
2032	3	10,599	218	2.0%	1.6%	20.62
2033	1	815	28	0.2%	0.2%	33.95
2034	—	—	—	—%	—%	—
Thereafter	6	275,743	8,550	52.0%	62.9%	31.01
Grand Total	52	530,762	$13,577	100.0%	100.0%	$25.58

The following table represents new and renewed leases that commenced during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	63,580	$30.17	14.8	—	—	$—	—
Renewals	11	89,439	13.53	3.6	1	2,460	46.37	5.0
Total	13	153,019	$20.44	8.2	1	2,460	$46.37	5.0
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
Liquidity and Capital Resources
As of June 30, 2025, we had $21.0 million of cash and cash equivalents, and $2.6 million of restricted cash and escrows.
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
Material Cash Requirements
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9.2 million. As of June 30, 2025, we estimate that remaining costs to be paid under this commitment are approximately $0.9 million.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of June 30, 2025 and December 31, 2024 was $123.4 million and $123.9 million, respectively, with a weighted average interest rate of 5.32% and 5.38% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2025, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of June 30, 2025	Weighted average interest rate
2025 (remaining)	$494	—%
2026	43,084	5.17%
2027	10,785	3.99%
2028	234	—%
2029	245	—%
Thereafter	68,555	5.63%
Total	$123,397	5.32%
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
As of June 30, 2025 and December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the six months ended June 30, 2025 and 2024

	(in thousands)
	Six Months Ended June 30,
	2025	2024
Net cash flows provided by operating activities	$374	$2,441
Net cash flows provided by (used in) investing activities	(8,360)	16,965
Net cash flows used in financing activities	(2,650)	(688)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(10,636)	18,718
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$23,592	$38,202
Cash provided by operating activities was $0.4 million for the six months ended June 30, 2025, compared to $2.4 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities compared to the same period in 2024 is due primarily to increased expenses on our investment property portfolio as well as increased general and administrative expenses.
Cash used in investing activities was $8.4 million for the six months ended June 30, 2025, compared to cash provided by investing activities of $17.0 million for the six months ended June 30, 2024. Cash for investing activities changed by $25.3 million compared to the same period in 2024, as a result of proceeds received from the sale of our industrial portfolio totaling $20.1 million during the six months ended June 30, 2024, and higher cash spent for capital expenditures and tenant improvements during the six months ended June 30, 2025.

Cash used in financing activities was $2.7 million for the six months ended June 30, 2025, compared to $0.7 million for the six months ended June 30, 2024. Cash used in financing activities for the six months ended June 30, 2025 included $1.9 million to repurchase shares of our common stock from two former employees, $0.2 million for withholding taxes on employee stock grants and principal payments on debt totaling $0.5 million. Cash used in financing activities for the six months ended June 30, 2024 included principal payments on mortgage debt in the amount of $0.5 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023.
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
Distributions
For the six months ended June 30, 2025 and 2024, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(3,020)	$(2,353)	$(5,271)	$2,690
Depreciation and amortization (1)	2,966	2,968	5,815	5,982
Gain on sale of investment properties, net	—	—	—	(6,869)
Funds From Operations	$(54)	$615	$544	$1,803

Funds From Operations per weighted average common shares, basic and diluted	$(0.00)	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	720,973	721,829	722,638	721,570
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2025, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.86% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on June 30, 2025 was 6.37%.
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
As of June 30, 2025, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2026 and November 1, 2026, respectively. The fair value of the derivatives was $0.03 million as of June 30, 2025 included in deferred costs and other assets in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common share repurchases during the six months ended June 30, 2025 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 24, 2025	220	$0.31	—	—
May 1, 2025	429	0.31	—	—
May 7, 2025	6,698	0.28	—	—
May 19, 2025	100	0.28	—	—
Total	7,447	$0.28	—	—
On April 24, 2025 and May 1, 2025, we withheld 220 and 429 shares, respectively, from employees to satisfy estimated statutory income tax obligations related to the stock grants made to certain employees. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance, we repurchased 6,698 of his total owned shares, at a price of $0.28 per share. On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase 100 shares at a price of $0.28 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Date
/s/ Robert J. Lange	August 11, 2025
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	August 11, 2025
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)