Form 10-Q
period 2025-09-30
Highlands REIT, Inc.
filed 2025-11-12
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 11, 2025, there were 718,870,105 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)

Investment properties
Land	$83,792	$83,792
Building and other improvements	298,267	289,126
Construction in progress	334	3,663
Total	382,393	376,581
Less accumulated depreciation	(95,562)	(87,211)
Net investment properties	286,831	289,370
Cash and cash equivalents	23,824	29,864
Restricted cash and escrows	2,683	4,364
Accounts receivable (net of allowance of $200 and $139 as of September 30, 2025 and December 31, 2024, respectively)	7,764	6,909
Intangible assets, net	174	205
Deferred costs and other assets, net	6,665	6,028
Total assets	$327,941	$336,740

Liabilities
Debt, net	$120,261	$120,713
Accounts payable and accrued expenses	10,812	9,867
Other liabilities	2,437	2,315
Total liabilities	133,510	132,895

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 718,665 and 724,321 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7,186	7,243
Additional paid-in capital	1,389,044	1,390,536
Accumulated distributions in excess of net income	(1,200,562)	(1,192,873)
Accumulated other comprehensive income (loss)	(126)	47
Total Highlands REIT, Inc. stockholders’ equity	195,542	204,953
Noncontrolling interests	(1,111)	(1,108)
Total equity	194,431	203,845
Total liabilities and equity	$327,941	$336,740

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$9,016	$8,713	$27,340	$26,294
Other property income	250	308	702	787
Total revenues	9,266	9,021	28,042	27,081

Expenses
Property operating expenses	2,975	2,505	8,207	7,156
Real estate taxes	1,504	1,453	4,489	4,326
Depreciation and amortization	2,997	2,975	8,837	8,983
General and administrative expenses	2,638	2,592	9,426	8,069
Total expenses	10,114	9,525	30,959	28,534
Loss from operations	(848)	(504)	(2,917)	(1,453)
Gain on sale of investment properties, net	—	—	—	6,869
Other income	175	330	590	918
Interest expense	(1,749)	(1,919)	(5,365)	(5,741)
Net income (loss)	(2,422)	(2,093)	(7,692)	593
Net loss attributable to noncontrolling interests	4	1	3	5
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,418)	$(2,092)	$(7,689)	$598
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	718,665	721,951	721,299	721,817

Comprehensive loss
Net income (loss)	$(2,422)	$(2,093)	$(7,692)	$593
Unrealized loss on derivatives	(113)	(345)	(173)	(113)
Total other comprehensive loss	(113)	(345)	(173)	(113)
Comprehensive income (loss)	(2,535)	(2,438)	(7,865)	480
Comprehensive loss attributable to noncontrolling interests	4	1	3	—
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,531)	$(2,437)	$(7,862)	$480

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net income (loss)	—	—	—	5,043	—	5,043	(1)	5,042
Other comprehensive income	—	—	—	—	213	213	4	217
Costs for repurchase of shares	—	—	(220)	—	—	(220)	—	(220)
Balance at March 31, 2024	721,671	$7,217	$1,389,731	$(1,186,825)	$233	$210,356	$(1,105)	$209,251
Net loss	—	—	—	(2,353)	—	(2,353)	(3)	(2,356)
Other comprehensive income	—	—	—	—	14	14	1	15
Share-based compensation	313	3	97	—	—	100	—	100
Repurchase of shares	(33)	—	(4)	—	—	(4)	—	(4)
Balance at June 30, 2024	721,951	$7,220	$1,389,824	$(1,189,178)	$247	$208,113	$(1,107)	$207,006
Net loss	—	—	—	(2,092)	—	(2,092)	(1)	$(2,093)
Other comprehensive loss	—	—	—	—	(345)	(345)	—	(345)
Balance at September 30, 2024	721,951	$7,220	$1,389,824	$(1,191,270)	$(98)	$205,676	$(1,108)	$204,568

Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541
Net income (loss)	—	—	—	(3,020)	—	(3,020)	2	(3,018)
Other comprehensive loss	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation	1,142	11	343	—	—	354	—	354
Repurchase of shares	(6,798)	(68)	(1,835)	—	—	(1,903)	—	(1,903)
Balance at June 30, 2025	718,665	$7,186	$1,389,044	$(1,198,144)	$(13)	$198,073	$(1,107)	$196,966
Net loss	—	—	—	(2,418)	—	(2,418)	(4)	(2,422)
Other comprehensive loss	—	—	—	—	(113)	(113)	—	(113)
Share-based compensation	—	—	—	—	—	—	—	—
Balance at September 30, 2025	718,665	$7,186	$1,389,044	$(1,200,562)	$(126)	$195,542	$(1,111)	$194,431
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7,692)	$593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,837	8,983
Amortization of market leases	4	1
Amortization of debt discounts and financing costs	423	539
Straight-line rental income	(783)	(633)
Gain on sale of investment properties, net	—	(6,869)
Non-cash stock-based compensation expense	570	100
Changes in assets and liabilities:
Accounts and rents receivable, net	(72)	442
Deferred costs and other assets, net	(626)	(372)
Accounts payable and accrued expenses	3,195	1,420
Other liabilities	57	(425)
Net cash flows provided by operating activities	$3,913	$3,779
Cash flows from investing activities:
Capital expenditures and tenant improvements	(8,209)	(4,177)
Proceeds from sale of investment properties, net	—	20,071
Payment of leasing fees	(431)	(250)
Net cash flows provided by (used in) investing activities	$(8,640)	$15,644
Cash flows from financing activities:
Payment of debt issuance costs	(145)	(3)
Repurchase of shares	(1,903)	(224)
Principal payments of debt	(730)	(694)
Payment for tax withholding for share-based compensation	(216)	—
Net cash flows used in financing activities	$(2,994)	$(921)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(7,721)	18,502
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$26,507	$37,986

Cash and cash equivalents	$23,824	$35,936
Restricted cash and escrows	2,683	2,050
Cash and cash equivalents and restricted cash and escrows, at end of period	$26,507	$37,986

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flows information:
Cash paid for interest	$4,988	$5,227

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$959	$1,085

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2025, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of September 30, 2025 and December 31, 2024, the Company owned 18 investment properties and one parcel of unimproved land.
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
September 30, 2025
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
Consolidation
As of September 30, 2025 and December 31, 2024, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2025 is $22,139 of assets and $18,029 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 is $22,787 of assets and $18,106 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
September 30, 2025
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Disposed Investment Properties
There were no investment property dispositions during the nine months ended September 30, 2025.
The following table reflects the investment property dispositions during the nine months ended September 30, 2024. The Company recognized a net gain on sale of investment properties of $6,869.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	$13,325	$13,076	$4,817
			$20,500	$20,071	$6,869
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued real estate taxes	$5,310	$4,816
Accrued compensation	2,271	213
Accrued interest payable	508	554
Other accrued expenses	2,723	4,284
Total accounts payable and accrued expenses	$10,812	$9,867
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of September 30, 2025 and from less than one year to fourteen years as of September 30, 2024.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income related to fixed lease payments	$7,636	$7,445	$23,084	$22,460
Rental income related to variable lease payments (1)	1,380	1,268	4,256	3,834
Other	250	308	702	787
Total revenues	$9,266	$9,021	$28,042	$27,081
(1)    Variable lease payments are comprised of tenant recovery income.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
Future Minimum Rental Income
As of September 30, 2025, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2025 (remaining)	$3,332
2026	13,218
2027	12,980
2028	12,693
2029	12,026
Thereafter	91,134
Total	$145,383
Tenant Concentration
For the nine months ended September 30, 2025, The Locale, Trimble and Sherman Plaza each accounted for greater than 10% of our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11.1% and Veeco Instruments accounted for approximately 9.3% of our total revenues for the nine months ended September 30, 2025.
6. Debt
Total debt outstanding as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Debt, gross	$123,154	$123,884
Mortgage discount	(1,691)	(1,855)
Deferred financing costs, net	(1,202)	(1,316)
Total Debt, Net	$120,261	$120,713
As of September 30, 2025, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2025, and the weighted average interest rates for the maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of September 30, 2025	Weighted average interest rate
2025 (remaining)	$—	—%
2026	22,790	4.56%
2027	10,839	3.99%
2028	—	—%
2029	20,000	5.71%
Thereafter	69,525	5.64%
Total	$123,154	5.31%
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan has a principal amount of $20,000, $4,000 of which was guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $20, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
In September 2025, the Company completed a long-term extension on the Trimble mortgage debt. The principal amount remains at $20,000 and the payment guarantee has been removed. The loan now matures on April 6, 2029. Additionally, we

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
completed an extension on the required fixed rate swap agreement. The swap agreement fixes the interest rate at 5.71% for the term of the loan. In conjunction with this extension, the Company paid a fee of $120 to the lender.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. As of December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000 and all other mortgage debt was non-recourse to the Company. There are no payment guarantees in place on mortgage loans as of September 30, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of September 30, 2025 and December 31, 2024, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2025 and 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2026, which has now been extended to April 6, 2029. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive loss related to our derivative financial instruments was $113 and $173 for the three and nine months ended September 30, 2025, respectively and $345 and $113 for the three and nine months ended September 30, 2024, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $19 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$72	$—	$72

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$90	$—	$90
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2025 and 2024, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$123,154	$120,490	$123,884	$118,781
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.30% and 6.79% per annum as of September 30, 2025 and December 31, 2024, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.15% to 8.89% and 5.76% to 9.47% as of September 30, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2025 and 2024, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
The following tables summarize NOI by segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,393	$4,211	$3,182	$7,149	$4,490	$2,659
Tenant recovery income	1,380	298	1,082	1,269	258	1,011
Other property income	250	250	—	308	308	—
Total income	$9,023	$4,759	$4,264	$8,726	$5,056	$3,670
Repairs and maintenance	708	511	197	699	527	172
Property payroll and benefits	409	372	37	377	331	46
Property insurance	430	195	235	371	172	199
Other property expenses	1,428	885	543	1,058	766	292
Real estate taxes	1,504	531	973	1,453	514	939
Total expenses	$4,479	$2,494	$1,985	$3,958	$2,310	$1,648

NOI	$4,544	$2,265	$2,279	$4,768	$2,746	$2,022

Non-allocated expenses (1)	(5,635)			(5,567)
Other income	175			330
Interest expense	(1,749)			(1,919)
GAAP adjustments to NOI (2)	243			295
Net loss	$(2,422)			$(2,093)
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)GAAP adjustments to NOI include straightline rental income and amortization of above and below market lease revenues.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
(3)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$22,317	$13,113	$9,204	$21,518	$13,531	$7,987
Tenant recovery income	4,256	811	3,445	3,835	789	3,046
Other property income	701	701	—	787	787	—
Total income	$27,274	$14,625	$12,649	$26,140	$15,107	$11,033
Repairs and maintenance	1,881	1,248	633	1,778	1,223	555
Property payroll and benefits	1,082	966	116	1,059	920	139
Property insurance	1,227	559	668	1,087	523	564
Other property expenses	4,017	2,577	1,440	3,232	2,384	848
Real estate taxes	4,489	1,577	2,912	4,326	1,710	2,616
Total expenses	$12,696	$6,927	$5,769	$11,482	$6,760	$4,722

NOI	$14,578	$7,698	$6,880	$14,658	$8,347	$6,311

Non-allocated expenses (1)	(18,263)			(17,052)
Gain on sale of investment properties, net (2)	—			6,869
Other income	590			918
Interest expense	(5,365)			(5,741)
GAAP adjustments to NOI (3)	768			941
Net income (loss)	$(7,692)			$593

Balance Sheet Data
Real estate assets, net (4)	$287,005	$187,422	$99,583	$288,736	$193,315	$95,421
Non-segmented assets (5)	40,936			50,540
Total assets	$327,941			$339,276
Capital expenditures	$8,209	$511	$7,698	$4,177	$494	$3,683
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)Gain on sale of investment properties is related to the sale of our industrial portfolio.
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
During the nine months ended September 30, 2025, the Company granted 1,790 shares of common stock with an aggregate value of $555 based on an estimated net asset value per share of $0.31. During the nine months ended September 30, 2024, the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
Company granted 313 shares of common stock with an aggregate value of $100 based on an estimated net asset value per share of $0.32.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan, dated as of August 12, 2021. As of September 30, 2025, 5,256 shares were available for future issuance under the Incentive Award Plan.
The Company recognized stock-based compensation expense for the nine months ended September 30, 2025 and 2024 of $570 and $100, respectively, related to the Incentive Award Plan. For the nine months ended September 30, 2025, the Company paid $216 related to tax withholding for share-based compensation. No withholding taxes were paid during the nine months ended September 30, 2024.
11. Repurchase of Shares
On April 24, 2025 and May 1, 2025, we withheld 220 and 429 shares, respectively, from certain employees to satisfy estimated statutory income tax obligations related to the stock grants made to those employees. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
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
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9,200. As of

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2025
September 30, 2025, we estimate that remaining costs to be paid under this commitment are approximately $850. Final payment to the tenant of these remaining costs was made subsequent to the end of the quarter.
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
As of September 30, 2025, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other assets. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our assets. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
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
Acquisition and Disposition Activity
There were no asset acquisitions during the nine months ended September 30, 2025 and 2024.
There were no investment property dispositions during the nine months ended September 30, 2025.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
Key performance indicators are as follows:

	As of September 30,
	2025	2024
Economic occupancy (1)	73.4%	72.1%
Rent per square foot (2)	$26.46	$25.99
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Net income (loss)	$(2,422)	$(2,093)	$(329)	(15.7)%	$(7,692)	$593	$(8,285)	(1,397.1)%
Net loss increased $0.3 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to higher operating expenses and lower other income. Partially offsetting this increase in net loss was higher revenue from our investment property portfolio and lower interest expense.
Net loss increased $8.3 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due primarily to the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial portfolio and higher expenses. Additionally the increase in net loss is impacted by the same items that impacted the three month period.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three and nine months ended September 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Income:
Rental income	$9,016	$8,713	$303	3.5%	$27,340	$26,294	$1,046	4.0%
Other property income	250	308	(58)	(18.8)%	702	787	(85)	(10.8)%
Total revenues	$9,266	$9,021	$245	2.7%	$28,042	$27,081	$961	3.5%
Total revenues increased $0.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to rent commencement on the Life Time Fitness lease at Sherman Plaza. Partially offsetting this increase is decreased rental income on our multi-family properties as a result of lower occupancy.
Total revenues increased $1.0 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due primarily to rent commencement on the Life Time Fitness lease at Sherman Plaza. Partially offsetting this increase was a decrease in rent due to the sale of our industrial portfolio in February 2024 and decreased revenue from our multi-family portfolio as a result of lower occupancy.

The following table presents the changes in our expenses for the three and nine months ended September 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Expenses:
Property operating expenses	$2,975	$2,505	$470	18.8%	$8,207	$7,156	$1,051	14.7%
Real estate taxes	1,504	1,453	51	3.5%	4,489	4,326	163	3.8%
Depreciation and amortization	2,997	2,975	22	0.7%	8,837	8,983	(146)	(1.6)%
General and administrative expenses	2,638	2,592	46	1.8%	9,426	8,069	1,357	16.8%
Total expenses	$10,114	$9,525	$589	6.2%	$30,959	$28,534	$2,425	8.5%
Property operating expenses increased $0.5 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to higher professional fees resulting from pursuit costs on transactions that have not closed and higher utilities, security, bad debt and insurance at our properties.
Property operating expenses increased $1.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the same items impacting the three month period.
Real estate taxes increased $0.05 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to an increase in our current year tax estimates.
Real estate taxes increased $0.2 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the same item impacting the three month period. Partially offsetting this increase was a downward true-up of our estimates for taxes as actual bills were received for our Cook County, Illinois properties during the nine months ended September 30, 2024.
Depreciation and amortization remained consistent during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Depreciation and amortization decreased $0.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the sale of our industrial portfolio in February 2024 and to certain assets being fully depreciated during 2024. Partially offsetting this decrease was an increase in depreciation on the tenant improvements for Life Time Fitness at Sherman Plaza.
General and administrative expense increased $0.05 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to increased consulting fees in relation to the consulting agreement entered into with our former chief executive officer upon his retirement. This increase is partially offset by a decrease in payroll and benefits resulting from this retirement.
General and administrative expense increased $1.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due primarily to increased consulting fees in relation to the consulting agreement entered into with our former chief executive officer upon his retirement, plus increased payroll and other benefits due to annual increases and the accrual of retention bonuses granted in 2024 to eligible employees that were paid in the second quarter of 2025. No such bonuses were accrued during the nine months ended September 30, 2024. Additionally, compensation expense increased during this period in conjunction with stock grants provided to two employees and increased legal expenses related to the amended employment agreement with our current chief executive officer, the separation and consulting agreement with our former chief executive officer and costs for the pursuit of transactions that have not closed.

The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2025 and 2024.

	(dollar amounts in thousands)				(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Other income and (expenses):
Gain on sale of investment properties, net	$—	$—	$—	—%	$—	$6,869	$(6,869)	(100.0)%
Other income	$175	$330	$(155)	(47.0)%	$590	$918	$(328)	(35.7)%
Interest expense	(1,749)	(1,919)	(170)	(8.9)%	$(5,365)	$(5,741)	$(376)	(6.5)%
There were no sales of investment properties during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial portfolio in February 2024.
Other income decreased $0.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due primarily to lower interest income earned on our cash balances due to lower cash balances and lower interest rates.
Other income decreased $0.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due primarily to the same factor as for the three month period.
Interest expense decreased $0.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to lower loan fee amortization on Trimble, lower interest rate on our variable rate mortgage and lower balances outstanding due to our monthly amortization payments.
Interest expense decreased $0.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the same factors impacting the three month period.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of September 30, 2025, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2025	3	9,798	$257	1.9%	1.9%	$26.24
2026	8	39,342	649	7.5%	4.8%	16.49
2027	4	13,583	348	2.6%	2.6%	25.62
2028	6	26,594	481	5.1%	3.6%	18.09
2029	11	87,760	1,933	16.7%	14.4%	22.02
2030	9	60,402	913	11.5%	6.8%	15.12
2031	—	—	—	—%	—%	—
2032	3	10,599	225	2.0%	1.7%	21.20
2033	1	815	28	0.2%	0.2%	33.95
2034	—	—	—	—%	—%	—
Thereafter	6	275,743	8,550	52.5%	64.0%	31.01
Grand Total	51	524,636	$13,384	100.0%	100.0%	$25.51

The following table represents new and renewed leases that commenced during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	63,580	$30.17	14.8	—	—	$—	—
Renewals	13	96,817	13.78	3.7	2	19,260	21.89	5.0
Total	15	160,397	$20.28	8.1	2	19,260	$21.89	5.0
Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, allocating the purchase price of acquired investment properties, and evaluating the impairment of real estate assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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
Liquidity and Capital Resources
As of September 30, 2025, we had $23.8 million of cash and cash equivalents, and $2.7 million of restricted cash and escrows.
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
Material Cash Requirements
In April 2024, the Company executed a lease with LTF Lease Company, LLC, for an approximately 61,000 square foot Life Time Fitness at Sherman Plaza, located in Evanston, Illinois. The lease requires a significant tenant allowance, which is being accounted for as lessor-owned improvements, and a leasing commission. Rental payments under this lease commenced March 1, 2025, the date tenant opened for business. The tenant began reimbursing for its share of common area maintenance upon taking possession of the space in July 2024. The total cost commitment is estimated to be approximately $9.2 million. As of September 30, 2025, we estimate that remaining costs to be paid under this commitment are approximately $0.9 million. Final payment to the tenant of these costs was made subsequent to the end of the quarter.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of September 30, 2025 and December 31, 2024 was $123.2 million and $123.9 million, respectively, with a weighted average interest rate of 5.31% and 5.38% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2025, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of September 30, 2025	Weighted average interest rate
2025 (remaining)	$—	—%
2026	22,790	4.56%
2027	10,839	3.99%
2028	—	—%
2029	20,000	5.71%
Thereafter	69,525	5.64%
Total	$123,154	5.31%
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan has a principal amount of $20.0 million, $4.0 million of which was guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $0.02 million, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
In September 2025, the Company completed a long-term extension on the Trimble mortgage debt. The principal amount remains at $20.0 million and the payment guarantee has been removed. The loan now matures on April 6, 2029. Additionally, we completed an extension on the required fixed rate swap agreement. The swap agreement fixes the interest rate at 5.71% for the term of the loan. In conjunction with this extension, the Company paid a fee of $0.1 million to the lender.
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
As of December 31, 2024, Highlands guaranteed one mortgage loan up to $4.0 million. There are no payment guarantees in place on mortgage loans as of September 30, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2025 and 2024

	(in thousands)
	Nine Months Ended September 30,
	2025	2024
Net cash flows provided by operating activities	$3,913	$3,779
Net cash flows provided by (used in) investing activities	(8,640)	15,644
Net cash flows used in financing activities	(2,994)	(921)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(7,721)	18,502
Cash and cash equivalents and restricted cash and escrows, at beginning of period	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of period	$26,507	$37,986
Cash provided by operating activities was $3.9 million for the nine months ended September 30, 2025, compared to $3.8 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities is the result of the lease commencement on Life Time Fitness at Sherman Plaza, partially offset by increased expenses on our investment property portfolio as well as increased general and administrative expenses.

Cash used in investing activities was $8.6 million for the nine months ended September 30, 2025, compared to cash provided by investing activities of $15.6 million for the nine months ended September 30, 2024. Cash for investing activities changed by $24.3 million compared to the same period in 2024, as a result of proceeds received from the sale of our industrial portfolio totaling $20.1 million during the nine months ended September 30, 2024, and higher cash spent for capital expenditures and tenant improvements during the nine months ended September 30, 2025.
Cash used in financing activities was $3.0 million for the nine months ended September 30, 2025, compared to $0.9 million for the nine months ended September 30, 2024. Cash used in financing activities for the nine months ended September 30, 2025 included $1.9 million to repurchase shares of our common stock from two former employees, $0.2 million for withholding taxes on employee stock grants and principal payments on debt totaling $0.7 million. Cash used in financing activities for the nine months ended September 30, 2024 included principal payments on mortgage debt in the amount of $0.7 million and payment of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023.
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
Distributions
For the nine months ended September 30, 2025 and 2024, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$(2,418)	$(2,092)	$(7,689)	$598
Depreciation and amortization (1)	2,985	2,962	8,801	8,944
Gain on sale of investment properties, net	—	—	—	(6,869)
Funds From Operations	$567	$870	$1,112	$2,673

Funds From Operations per weighted average common shares, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	718,665	721,951	721,299	721,817
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2025, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.71% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on September 30, 2025 was 6.41%.
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
As of September 30, 2025, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2029 and November 1, 2026, respectively. The fair value of the derivatives was $0.1 million as of September 30, 2025 included in other liabilities in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common share repurchases during the nine months ended September 30, 2025 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 24, 2025	220	$0.31	—	—
May 1, 2025	429	0.31	—	—
May 7, 2025	6,698	0.28	—	—
May 19, 2025	100	0.28	—	—
Total	7,447	$0.28	—	—
On April 24, 2025 and May 1, 2025, we withheld 220 and 429 shares, respectively, from certain employees to satisfy estimated statutory income tax obligations related to the stock grants made to those employees. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance, we repurchased 6,698 of his total owned shares, at a price of $0.28 per share. On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase 100 shares at a price of $0.28 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Date
/s/ Robert J. Lange	November 12, 2025
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 12, 2025
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)