Form 10-K
period 2025-12-31
Highlands REIT, Inc.
filed 2026-03-11
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $222.8 million, based on the estimated per share value of $0.31 as established by the registrant on December 15, 2024.

As of March 10, 2026, there were 722,202,902 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders expected to be held on May 22, 2026.

i

Part I
Disclosure Regarding Forward-Looking Statements.
References to “Highlands” are to Highlands REIT, Inc. and references to the “Company,” “we” or “us” are to Highlands as well as all of Highlands’ wholly-owned and consolidated subsidiaries.
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
This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that were special use, single-tenant or build-to-suit; faced unresolved legal issues; undesirable locations or weak markets or submarkets; aging or functionally obsolete; and/or sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. Such investment properties are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate properties. These factors also significantly limit our “non-core” investment property disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for future potential liquidity options.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of investment properties, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interest of the Company to seek to reinvest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for future potential liquidity options and maximize shareholder value. Given the nature and quality of the remaining “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made.
With this strategy in mind, in the fourth quarter of 2023, we launched a modified “Dutch Auction” self-tender offer in an effort to provide a liquidity option for certain of our stockholders who elected to tender their stock while at the same time balancing the best interests of the Company and of those stockholders who wished to remain invested in the Company. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. We will continue to explore offering an additional liquidity option to our shareholders, which we expect to announce during 2026. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of December 31, 2025, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land, which are all located in the United States. We currently have two business segments, consisting of multi-family and other (see Note 11 to the consolidated financial statements for additional information regarding segment reporting). We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties.
Disposition Policy
We evaluate each of our investment properties on a rigorous and ongoing basis in an effort to optimize and enhance the total value of our portfolio. In furtherance of this strategy, for the foreseeable future, we anticipate disposing of “non-core” investment properties that are not generating income or have unfavorable risk-adjusted returns and generally, using the proceeds from such sales to prepare other “non-core” investment properties for sale or invest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties.
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
Financing Strategy
Certain of our investment properties are currently encumbered by debt, and debt financing may be used from time to time for investment property improvements, tenant improvements, acquisition financing, leasing commissions, liquidity events, general corporate purposes and other working capital needs. The form of our indebtedness may vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. For additional information regarding our existing debt, please refer to “Management’s Discussion and Analysis - Borrowings,” and Note 7 (Debt) in the accompanying consolidated financial statements for additional discussion.
The mortgage loans encumbering our investment properties are non-recourse to the Company. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
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

Human Capital Management
As of December 31, 2025, we had eight full-time employees, not including consultants and part-time workers. Due to the nature of our portfolio and our business strategy, we rely on consultants, professional firms and third parties, under our supervision, to perform many routine operations for us. Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our full-time employees are offered a comprehensive benefits package, including, but not limited to, paid time off, medical dental and vision insurance, disability, life insurance, 401(k) matching, and reasonable work from home flexibility. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.

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
Insurance
We have insurance coverage for our investment properties which includes the type of coverage and limits we believe to be appropriate for each investment property and our business operations. Such coverage typically includes commercial general liability and property insurance, which includes property damage and loss of rental income resulting from such perils as fire, windstorm, flood and extended coverage. Our management believes our insurance coverage contains policy terms and conditions and insured limits that are customary for similar properties and operations.
Principal Executive Offices
Effective March 1, 2026, our principal executive offices are located at 1 South Dearborn Street, 20th Floor, Chicago, Illinois, 60603, and our telephone number is (312) 583-7990. We maintain a website at www.highlandsreit.com.
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
•Several of our investment properties are located in weak markets or submarkets, which may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties.
•Economic and market conditions could negatively impact our business, results of operations and financial condition.
•The uncertainty and economic impact of pandemics, epidemics or other public health emergencies, or fear of such events, could adversely affect our and our tenants’ financial condition and operations.
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
•Our special-purpose property-owning subsidiaries may default under non-recourse mortgage loans.
•Our failure to comply with the covenants in our debt agreements could materially and adversely affect us.
•Volatility in the financial markets and challenging economic conditions, could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
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
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. In the future, we may utilize loan programs sponsored by these entities as a source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Department of the Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down or privatizing Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to privatize, eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family properties and, as a result, may adversely affect our future growth and operations.
We may be unable to renew our commercial leases, lease vacant space or re-lease space as leases expire, thereby increasing or prolonging vacancies.
We cannot assure you that leases will be renewed or that our investment properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Certain of our investment properties are special-use, single-tenant or build-to-suit; are in undesirable locations or weak markets or sub-markets; and/or are aging or functionally obsolete. As a result, these investment properties may be very difficult to lease. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no future lease benefits to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or other improvements or provide additional services to our tenants. Portions of our investment properties may remain vacant for extended periods of time. If the rental rates for our investment properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
We may be unable to lease or dispose of our correctional facility on acceptable terms or at all.
Our Hudson correctional facility has been vacant since January 2020. Correctional facilities can remain vacant for many years.  We cannot assure you that we will be able to lease or dispose of the Hudson correctional facility on acceptable terms or at all. Correctional facilities are unique, specific-purpose properties that have a limited market, and we face competition in this market from both government entities and private operators, many of which have a longer track record and more experience and greater financial resources than us. Additionally, the market for leasing or selling correctional facilities is subject to a number of unique factors, including the level of government appropriations and acceptance of privatization of correctional facilities among the government and the general public.  Future government actions could limit the number of potential tenants or buyers for our Hudson correctional facility. Further, if we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, we may be required to make significant capital expenditures to reposition, finance or sell this investment property. If we are unable to lease or sell our Hudson correctional facility on acceptable terms or at all, our financial condition, cash flows and results of operations may be adversely affected.
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
Certain of our investment properties are located in weak markets or submarkets. These markets may be experiencing economic slowdowns, little or no job growth, and/or high numbers of vacancies. Also, with respect to our retail investment properties, a shift toward increased e-commerce sales could adversely impact the demand to rent space if retail tenants reduce the number of their brick-and-mortar locations. The weakness of an investment property’s market or submarket may adversely affect our ability to rent such investment properties, increase rental rates and/or sell such investment properties, which could have a material adverse effect on our financial condition, cash flows or results of operations.
Economic and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the United States or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our investment properties are located, including any dislocations in the credit markets. Global credit and financial markets have experienced volatility and disruptions, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, concerns about changes to trade policy, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken to address inflation, the military conflicts in Ukraine and Israel, actual or potential tariffs, trade policy and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. These conditions may materially affect our tenants, the value and performance of our investment properties and our ability to sell investment properties, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
•the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;
•significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which would result in decreased revenues and which could diminish the value of investment properties, which depend, in part, upon the cash flow generated by our investment properties;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;
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
The uncertainty and economic impact of pandemics, epidemics or other public health emergencies, or fear of such events, could adversely affect our and our tenants’ financial condition and operations.
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
Economic and other conditions may adversely impact the valuation of our investment properties, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our investment properties for impairments based on various triggers, including changes in the projected cash flows of such investment properties and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the investment property, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. During the years ended December 31, 2025 and 2024, we were not required to make any impairment adjustments. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired investment properties, which, under the applicable accounting guidance, could be substantial.
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
Our reputation and business may be harmed by news or social media coverage or other external scrutiny of the Company
Perception of our brand and reputation could impact our relationships with, and our ability to attract and retain, tenants, partners, and employees. Potential or actual business relationships with certain tenants or other parties, whose reputations we cannot control and may change over time, may result in public criticism and/or unfavorable media coverage, which may be amplified by social media. Actions we may or may not take in response to media coverage, criticism, or activism, or to protect from perceived security risks, may divert resources and our management’s attention, increase certain operating and other expenses, and further affect our public perception. Significant negative claims or publicity regarding the Company or its operations, management, employees, practices, business partners, business decisions, or culture could adversely impact our brand or reputation, even if such claims are untrue. Such negative perceptions and other damage to our reputation or brand could adversely affect our business, financial condition or results of operations.

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
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our investment properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our business, financial condition or results of operations.
We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our business, financial condition or results of operations.
Our investment properties are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of an investment property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the investment property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned an investment property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell investment properties. Contamination at, on, under or emanating from our investment properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our investment properties, environmental laws also may impose restrictions on the manner in which the investment properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of an investment property and, therefore, an owner’s ability to borrow funds using the investment property as collateral or to sell the investment property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
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
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more time-consuming and costly, and possibly place a strain on our personnel, systems and resources.
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
Most of the mortgages on our investment properties do not mature in the near term. However, the mortgages on two retail properties, Buckhorn Plaza and Market at Hilliard mature November 6, 2026 and December 6, 2026, respectively. Furthermore, due to the near-term expiration of tenant leases at certain of these investment properties, we may be unable to make mortgage payments and may default under the applicable loan agreement. A default under any of these mortgages may force us to dispose of those investment properties on disadvantageous terms, or the lender under such mortgages may foreclose, resulting in losses materially adversely affecting our cash flow, results of operations and financial condition. Generally, a borrower in foreclosure proceedings has limited or no control over the timing and speed of such proceedings, and the ultimate resolution of such proceedings may take years. The Company may provide customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans.
Our special-purpose property-owning subsidiaries may default under non-recourse mortgage loans.
All of our investment properties are held in special-purpose property-owning subsidiaries. In the future, such special-purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant investment property is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. If tenants at certain of our investment properties fail to renew their leases and we are unable to find new tenants, we may be unable to make mortgage payments and may default under the loan agreement.
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
Some of our mortgage loans require compliance with certain debt covenants, such as minimum debt service coverage ratios and minimum net worth. Any other debt agreement that we enter into may place additional restrictions on us and may also require us to meet certain financial ratios and tests. In addition, any future debt agreements may contain cross-default provisions that trigger an event of default if we fail to make payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.
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
As of December 31, 2025, certain of our investment properties are encumbered by traditional non-recourse debt obligations. In connection with obtaining these loans, we entered into indemnity agreements and “non-recourse carve-out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against us if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:
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
Under the documents that govern our indebtedness, if we experience a change of control, we could incur certain penalties, fees and other expenses, which may include repayment of the entire principal balance of some of our outstanding indebtedness plus additional fees and interest. We might not have sufficient funds to repay such amounts. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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
If there is a shortfall between the cash flow from an investment property and the cash flow needed to service the related mortgage debt, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by an investment property may result in lenders initiating foreclosure actions. In such a case, we could lose the investment property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any funds that subsidiaries borrow to operate investment properties. In these cases, Highlands may be responsible to the lender for repaying the loans if the subsidiary is unable to do so.
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
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell investment properties sooner than anticipated, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, we may recognize significant cancellation of indebtedness income or gain from the workout of our debt or the disposition of our investment properties in foreclosure or deed-in-lieu transactions, which would result in the receipt of taxable income in excess of the cash received, if any, from those transactions. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Under current law, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a

REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
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

The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction, or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders, and such issuances, or the perception of such issuances, may reduce the value of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.
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
All of our investment properties are owned by subsidiaries. Highlands depends on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to Highlands.
All of our investment properties are held through subsidiaries. Highlands depends on cash distributions from these subsidiaries for substantially all of its cash flow. The creditors of each of these subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to Highlands. Thus, Highlands’ ability to pay dividends, if any, to stockholders depends on the subsidiaries’ ability to first satisfy their obligations to their creditors and Highlands’ ability to satisfy its obligations, if any, to creditors.
In addition, Highlands’ participation in any distribution of the assets of any of its subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors and preferred stockholders, if any, of the applicable direct or indirect subsidiaries are satisfied.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We designed our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we used the NIST CSF as a guide to help us create our cybersecurity policy.
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
Our management team, including our Chief Executive Officer, Chief Accounting Officer and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and retaining external information technology providers. The members of our management team do not have specialized cybersecurity backgrounds but have general experience managing financial, insurance, legal and operational risks. Our management team utilizes a third-party outsourced information technology service provider to monitor security events and actively respond to potential security incidents. If a security incident is identified, management in conjunction with the outsourced information technology service provider will take the appropriate actions to mitigate and remediate the security incident in a timely manner. Either during the incident, or post remediation, management will determine the materiality of the incident and, if deemed material, will inform the Audit Committee and disclose the incident pursuant to SEC rules and regulations.
Item 2. Properties
As of December 31, 2025, the Company owned 18 investment properties and one parcel of unimproved land.

General
The following is a list of the investment properties and unimproved land in the Highlands portfolio as of December 31, 2025.

Investment Property Name	Location	Segment	Classification	Total Gross Leasable Area (GLA) (in square feet)	Percentage of Economic Occupancy (1)	Annualized Base Rent (2) (in thousands)	Annualized Base Rent per Leased Square Foot (3)	Significant Tenants (4)
1620 Central	Evanston, IL	Multi-Family	Multi-Family	51,808	100.0%	$1,791	$34.58	N/A
Buerger Brothers Lofts	Denver, CO	Multi-Family	Multi-Family	39,961	71.9%	587	20.42	N/A
Chamber Lofts	Denver, CO	Multi-Family	Multi-Family	39,259	59.5%	550	23.54	N/A
Kenilworth Court	Denver, CO	Multi-Family	Multi-Family	16,611	81.0%	382	28.40	N/A
Tennyson44	Denver, CO	Multi-Family	Multi-Family	35,280	92.1%	976	30.04	N/A
The Detroit and Detroit Terraces	Denver, CO	Multi-Family	Multi-Family	41,594	79.3%	1,081	32.78	N/A
The Lafayette	Denver, CO	Multi-Family	Multi-Family	25,575	70.0%	458	25.61	N/A
The Locale	Allendale, MI	Multi-Family	Multi-Family	240,824	93.7%	4,560	20.21	N/A
The Muse	Denver, CO	Multi-Family	Multi-Family	103,628	95.2%	2,960	30.02	N/A
The Q Lofts	San Diego, CA	Multi-Family	Multi-Family	44,160	92.7%	1,997	48.76	N/A
The Sterling	San Diego, CA	Multi-Family	Multi-Family	11,514	96.2%	551	49.76	N/A
The View	San Diego, CA	Multi-Family	Multi-Family	37,745	97.4%	1,279	34.78	N/A
Buckhorn Plaza	Bloomsburg, PA	Other	Retail	83,960	92.3%	1,246	16.08	Marshalls; Dollar Tree
Hudson Correctional Facility	Hudson, CO	Other	Correctional Facility	301,029	—%	—	—	N/A
Market at Hilliard	Hilliard, OH	Other	Retail	115,283	100.0%	1,861	16.14	Aldi; Michaels; Office Max; Old Navy
Palazzo Land	Orlando, FL	Other	Unimproved Land	—	—%	—	—	N/A
Sherman Plaza (5)	Evanston, IL	Other	Retail	151,846	91.7%	4,042	29.04	Northwestern Medical; Target; Life Time Fitness
Trimble	San Jose, CA	Other	Office/R&D	176,905	100.0%	5,517	31.18	Veeco Instruments, Inc., XP Power, LLC
Total				1,516,982	74.0%	$29,838	$26.58
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

Significant Assets
The following table sets forth our total gross leasable area (“GLA”) in square feet, percentage of economic occupancy and average annual base rent per leased square foot for our portfolio as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
December 31, 2025	1,516,982	74.0%	$26.58
December 31, 2024	1,519,763	72.4%	$25.93
December 31, 2023	2,009,412	80.2%	$17.02
For the years ended December 31, 2025 and 2024, The Locale, Sherman Plaza and Trimble each accounted for 10% or more of our total revenues and The Muse, Sherman Plaza and Trimble each accounted for 10% or more of our total assets.
The following table sets forth the GLA in square feet, percentage of economic occupancy and average annual base rent per leased square foot for The Muse, The Locale, Sherman Plaza and Trimble as of December 31 for the last three years:

As of	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Average Annual Base Rent per Leased Square Foot
The Muse
December 31, 2025	103,628	95.2%	$30.02
December 31, 2024	103,628	92.6%	$31.16
December 31, 2023	103,628	98.6%	$29.98

The Locale
December 31, 2025	240,824	93.7%	$20.21
December 31, 2024	240,824	96.7%	$19.29
December 31, 2023	240,824	99.2%	$18.22

Sherman Plaza
December 31, 2025	151,846	91.7%	$29.04
December 31, 2024	151,752	55.6%	$28.24
December 31, 2023	151,752	55.6%	$27.63

Trimble
December 31, 2025	176,905	100.0%	$31.18
December 31, 2024	176,905	100.0%	$29.64
December 31, 2023	176,905	100.0%	$11.56
For Sherman Plaza, the significant increase in occupancy during the year ended December 31, 2025 was the result of lease commencement for LTF Lease Company, LLC, an approximately 61,000 square foot Life Time Fitness.

Lease Expirations
The following table sets forth lease expirations for all of our investment properties, excluding multi-family residential leases, as of December 31, 2025, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total Leased Area	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2026	7	40,509	$633	7.8%	4.7%	$15.64
2027	4	13,583	350	2.6%	2.6%	25.77
2028	6	26,594	481	5.1%	3.5%	18.09
2029	11	87,760	1,933	16.9%	14.2%	22.02
2030	9	60,402	913	11.7%	6.7%	15.12
2031	1	2,441	119	0.5%	0.9%	48.76
2032	3	10,599	225	2.0%	1.6%	21.20
2033	1	815	28	0.2%	0.2%	33.95
2034	—	—	—	—%	—%	—
2035	2	8,813	213	1.7%	1.6%	24.16
Thereafter	4	266,930	8,705	51.5%	64.0%	32.61
	48	518,446	$13,600	100.0%	100.0%	$26.23

Mortgage Financing
The table below sets forth all mortgages or other liens or encumbrances against any of our investment properties as of December 31, 2025. As of such date, all mortgage debt was non-recourse to the Company, although we have provided certain customary, non-recourse carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

Investment Property	Current Principal amount (in thousands)	Interest and Amortization Provisions	Interest Rate	Prepayment Provisions	Maturity Date
Buckhorn Plaza	$8,910	Fixed Interest-Only for first 12 months	4.35%	If prior to 8/6/2026 must be in full, with penalty	11/6/2026
Market at Hilliard	13,737	Fixed Interest-Only for first 12 months	4.70%	If prior to 9/6/2026 must be in full, with penalty	12/6/2026
The Detroit and Detroit Terraces	10,784	Interest-Only until 10/1/2022	3.99%	If prior to 9/1/2027 must be in full, with penalty	9/1/2027
Trimble	20,000	Variable Interest, Swapped to Fixed	5.71%	Prepayable at par; borrower would pay swap breakage cost	4/6/2029
Tennyson44	10,250	Interest-Only	4.84%	If prior to 7/31/2029 must be in full, with penalty	2/1/2030
The Locale	17,700	Interest-Only	6.49%	If prior to 11/30/27 must in in full, with penalty	12/1/2030
Kenilworth Court	3,784	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Lafayette	5,481	Interest-Only	4.74%	If prior to 4/1/2032, must be in full, with penalty	7/1/2032
The Muse	19,496	Interest-Only until 12/1/2028; Variable Rate with Cap	6.07%	No prepayment prior to 10/31/24, thereafter without penalty	11/1/2033
The Q Lofts	10,865	Principal and Interest	4.61%	Open to prepayment starting 10/2/2035, with 60-day notice	1/1/2036
The Q Lofts	1,897	Principal and Interest	4.50%	Open to prepayment starting 10/3/2035, with 60-day notice	1/1/2036
Debt, gross	$122,904
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
Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We endeavor to publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On December 17, 2024,

we announced an estimated value of our common stock as of December 15, 2024 equal to $0.31 per share on a fully diluted basis.
On December 16, 2025, we filed a Form 8-K disclosing that the Company’s Board of Directors (“the Board”) had determined that the Company would not publish an updated estimated per share value of its common stock in December of 2025, due to its ongoing evaluation of a potential transaction involving one of the Company’s investment properties and the possible impacts of such transaction on the Company’s results of operations and financial condition. The Board continues to evaluate this potential transaction, and will continue to evaluate an appropriate time to announce an updated estimated per share value of the Company’s common stock based on relevant facts and circumstances.
In the meantime, the most recent estimated per share value continues to be the $0.31 per share announced on December 17, 2024. With respect to that valuation, the Board engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of December 15, 2024. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of December 15, 2024, reflects values as of December 15, 2024. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method, which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities, and further reduced by certain estimated corporate-level transaction costs that the Company would expect to incur in connection with a future potential liquidity event, further described below. The fair value estimate of our real estate assets is equal to the sum of its individual real estate values.
Generally, Real Globe estimated the value of the Company’s wholly-owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending December 31, 2034, and applying a market-supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and the Company’s correctional facility, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments.
The estimate of certain corporate-level transaction costs was provided to Real Globe by the Company. Given that the Company’s strategy involves a potential future liquidity option for current stockholders, management and the Board determined that the deduction of certain estimated corporate-level transaction costs in connection therewith was appropriate in determining its most recent estimated per share value. However, there are no assurances that such costs will be incurred at the level estimated by the Company or at all. Given the nature and quality of the “non-core” investment properties in our portfolio as well as current market conditions as described further below, the Company cannot predict the timing or form of any future potential liquidity event. Additionally, our ability to execute on future liquidity events and the timing of any such event will be influenced by external and macroeconomic factors and market conditions, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors, and we may be unable to execute such a transaction on terms we find attractive for our stockholders. As a result, the actual fees and expenses incurred by the Company in connection with the execution of its strategy could differ materially from the amount provided to Real Globe.
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
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, (iii) the amount per share that stockholders would receive in a sale of the entire Company in a single transaction, or (iv) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
The estimated value per share discussed above reflects the fact that the estimate was calculated at a moment in time. The value of our shares may have changed since this estimated value was announced, and will likely change further over time and will be further influenced by changes to the value of our individual investment properties as well as changes and developments in the real estate and capital markets. As discussed above, the Board will continue to evaluate an appropriate time to publish an updated estimated per share value per share. Stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 10, 2026, Highlands had 142,600 stockholders of record.
Distributions
During the years ended December 31, 2025 and 2024, Highlands did not make any cash distributions.
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
Issuer Purchases of Equity Securities
Common share repurchases during the years ended December 31, 2025 and 2024 were as follows:

Date	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2025	2,732	$0.31	—	—
October 21, 2025	198	0.31	—	—
May 19, 2025	100	0.28	—	—
May 7, 2025	6,698	0.28	—	—
April 29, 2025	429	0.31	—	—
April 21, 2025	220	0.31	—	—
December 15, 2024	1,887	0.31	—	—
April 24, 2024	33	0.14	—	—
Total	12,297	$0.29	—	—
On December 29, 2025, we withheld 2,732 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. On October 21, 2025, April 29, 2025 and April 21, 2025, we withheld 198, 429 and 220 shares, respectively, from certain employees to satisfy estimated statutory income tax obligations related to the stock grants made to those employees in connection with their employment agreements. The value of the common shares withheld for each of these employee stock grants was based on the estimated share value as determined effective December 15, 2024.
On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase and retire 100 shares at a price of $0.28 per share.
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance we repurchased and retired 6,698 of his total owned shares, at a price of $0.28 per share.
On December 15, 2024, we withheld 1,887 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
Subsequent to the close of our 2023 tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased at a price per share of $0.14.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “Highlands” are to Highlands REIT, Inc. and references to the “Company,” “we” or “us” are to Highlands as well as all of Highlands’ wholly-owned and consolidated subsidiaries.
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

This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that were special use, single tenant or build to suit; faced unresolved legal issues; undesirable locations or weak markets or submarkets; aging or functionally obsolete; and/or sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. Such investment properties are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate properties. These factors also significantly limit our “non-core” investment property disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for future potential liquidity options.
Our strategy is focused on preserving, protecting and maximizing the total value of our portfolio with the long-term objective of providing stockholders with a return of their investment. We engage in rigorous asset management, seek to sustain and enhance our portfolio, and improve the quality and income-producing ability of our portfolio by engaging in selective dispositions, acquisitions, capital expenditures, financing, refinancing and enhanced leasing. We are also focused on cost containment efforts across our portfolio, improving our overall capital structure and making select investments in our existing “non-core” investment properties to maximize their value. To the extent we are able to generate cash flows from operations or dispositions of investment properties, in addition to the cash uses outlined above, our board of directors has determined that it is in the best interest of the Company to seek to reinvest in investment properties that are more likely to generate more reliable and stable cash flows, such as multi-family investment properties, as part of the Company’s overall strategy to optimize the value of the portfolio, enhance our options for future potential liquidity options and maximize shareholder value. Given the nature and quality of the remaining “non-core” investment properties in our portfolio as well as current market conditions, a definitive timeline for execution of our strategy cannot be made.
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
As of December 31, 2025, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 10 to our consolidated financial statements for the years ended December 31, 2025 and 2024.
Basis of Presentation
The accompanying consolidated financial statements reflect the accounts of Highlands and its consolidated subsidiaries. Highlands consolidates its wholly-owned subsidiaries and any other entities which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if Highlands is the primary beneficiary of a variable interest entity (“VIE”). The portions of the equity and net income of consolidated subsidiaries that are not attributable to the Company are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements. Entities which Highlands does not control and entities which are VIEs in which Highlands is not a primary beneficiary, if any, are accounted for under appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies. The effects of all significant intercompany transactions have been eliminated.
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
Acquisition and Disposition Activity
There were no investment property acquisitions during the years ended December 31, 2025 and 2024.
During the year ended December 31, 2025, there were no investment property dispositions. During the year ended December 31, 2024, we continued to execute on our strategy of disposing of legacy “non-core” investment properties by selling the following:

Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	13,325	13,076	4,817
			$20,500	$20,071	$6,869

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
Key performance indicators are as follows:

	As of December 31,
	2025	2024
Economic occupancy (1)	74.0%	72.4%
Rent per square foot (2)	$26.58	$25.93
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
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the years ended December 31, 2025 and 2024.

	(in thousands)
	For the Year ended December 31,
	2025	2024	Increase/(Decrease)
Net loss	$(11,097)	$(1,010)	$(10,087)	(998.7)%
Net loss during the year ended December 31, 2025 was $11.1 million compared to $1.0 million during the year ended December 31, 2024. Factors contributing to the change in net loss include the gain on sale of investment properties recorded in conjunction with the February 2024 sale of our industrial portfolio and increased revenues. Additionally, increased property operating expenses, real estate taxes, general and administrative and interest expenses contributed to the change in net loss year-over-year.
Details of these changes are provided below.
The following table presents the changes in our revenues for the years ended December 31, 2025 and 2024.

	(in thousands)
	For the Year ended December 31,
	2025	2024	Increase/(Decrease)
Revenues:
Rental income	$36,511	$35,077	$1,434	4.1%
Other property income	895	1,003	(108)	(10.8)%
Total revenues	$37,406	$36,080	$1,326	3.7%
Total revenues increased $1.3 million during the year ended December 31, 2025 compared to the same period in 2024 due primarily to rent commencement on the Life Time lease at Sherman Plaza. Partially offsetting this increase in total revenues was decreased rental income on our multi-family properties as a result of lower occupancy throughout the year and the sale of our industrial portfolio in February 2024.

The following table presents the changes in our expenses for the years ended December 31, 2025 and 2024.

	(in thousands)
	For the Year ended December 31,
	2025	2024	Increase/(Decrease)
Expenses:
Property operating expenses	$11,049	$9,775	$1,274	13.0%
Real estate taxes	5,061	4,217	844	20.0%
Depreciation and amortization	11,750	11,842	(92)	(0.8)%
General and administrative expenses	14,203	11,706	2,497	21.3%
Total expenses	$42,063	$37,540	$4,523	12.0%
Property operating expenses increased $1.3 million for the year ended December 31, 2025 compared to the same period in 2024 primarily as a result of higher legal and professional fees resulting from pursuit costs on transactions that have not closed. Additionally, the increase is due to increased insurance, utilities, repairs and maintenance and bad debt expense at our investment properties.
Real estate taxes increased $0.8 million for the year ended December 31, 2025 compared to the same period in 2024. During the years ended December 31, 2025 and 2024 we reversed an accrual for taxes in the amount of $1.0 million and $1.6 million, respectively, for real estate taxes on a property that had previously been foreclosed. The accruals remained until the 7-year statute of limitations expired and the potential for litigation ended. The larger accrual reversal in 2024 results in the appearance of an increase in real estate taxes. Actual estimated real estate tax expense remained relatively consistent year-over-year.
Depreciation and amortization remained consistent during the years ended December 31, 2025 and 2024.
General and administrative expenses increased $2.5 million for the year ended December 31, 2025 compared to the same period in 2024 primarily due to increased stock compensation expense resulting from larger annual stock grants as well as one-time grants for two employees. Additionally, consulting fees increased as a result of the consulting agreement entered into with our former chief executive officer upon his retirement and we have incurred additional legal expenses related to the amended employment agreement with our current chief executive officer, the separation and consulting agreement with our former chief executive officer and costs for the pursuit of transactions that did not close.
The following table presents the changes in our other income and expenses for the years ended December 31, 2025 and 2024.

	(in thousands)
	For the Year ended December 31,
	2025	2024	Increase/(Decrease)
Other income and (expenses):
Gain on sale of investment properties	$—	$6,869	$(6,869)	(100.0)%
Interest income	751	1,210	(459)	(37.9)%
Interest expense	(7,191)	(7,629)	(438)	(5.7)%
There were no sales of investment properties during the year ended December 31, 2025. During the year ended December 31, 2024, the gain on sale of investment properties of $6.9 million was attributed to the sale of our industrial portfolio in February 2024.
Interest income decreased $0.5 million during the year ended December 31, 2025 compared to the same period in 2024 due to lower interest rates on our accounts.
Interest expense decreased $0.4 million to $7.2 million for the year ended December 31, 2025 compared to the same period in 2024 due to lower loan fee amortization on Trimble, lower interest rate on our variable rate mortgage and lower balances outstanding due to our monthly amortization payments.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents lease expirations, excluding multi-family residential leases, as of December 31, 2025, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2026	7	40,509	$633	7.8%	4.7%	$15.64
2027	4	13,583	350	2.6%	2.6%	25.77
2028	6	26,594	481	5.1%	3.5%	18.09
2029	11	87,760	1,933	16.9%	14.2%	22.02
2030	9	60,402	913	11.7%	6.7%	15.12
2031	1	2,441	119	0.5%	0.9%	48.76
2032	3	10,599	225	2.0%	1.6%	21.20
2033	1	815	28	0.2%	0.2%	33.95
2034	—	—	—	—%	—%	—
2035	2	8,813	213	1.7%	1.6%	24.16
Thereafter	4	266,930	8,705	51.5%	64.0%	32.61
	48	518,446	$13,600	100.0%	100.0%	$26.23
The following table represents new and renewed leases that commenced (not including multi-family residential leases) in the years ended December 31, 2025 and 2024.

	For the year ended December 31, 2025				For the year ended December 31, 2024
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	2	63,580	$30.17	14.8	—	—	$—	—
Renewals	15	103,942	14.43	4.1	7	26,588	38.95	5.0
Total	17	167,522	$20.40	8.2	7	26,588	$38.95	5.0
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
Liquidity and Capital Resources
As of December 31, 2025, we had $19.5 million of cash and cash equivalents, and $2.2 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Office Max at Market at Hilliard expiring in March 2026. Subsequent to year-end, this tenant renewed its lease for one year.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $0.8 million covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $0.1 million quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31) for a total of $1,875 and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company agreed to pay Mr. Vance’s Cobra premium for a period of 18 months from the effective date of the agreement.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of December 31, 2025 and 2024 was $122.9 million and $123.9 million, respectively, with a weighted average interest rate of 5.25% and 5.38% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2025, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Fixed and variable rate debt maturing during the year ended December 31,	As of December 31, 2025	Weighted average interest rate
2026	$23,084	4.56%
2027	10,785	3.99%
2028	234	—%
2029	20,245	5.71%	(1)
2030	28,208	5.88%
Thereafter	40,348	5.32%	(1)
Total	$122,904	5.25%
(1)See Note 8 in the accompanying consolidated financial statements for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2029), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2025.
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan had a principal amount of $20.0 million, $4.0 million of which was guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $0.02 million, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
In September 2025, the Company completed a long-term extension on the Trimble mortgage debt. The principal amount remains at $20.0 million and the payment guarantee has been removed. The loan now matures on April 6, 2029. Additionally we completed an extension on the required fixed rate swap agreement. The swap agreement fixes the interest rate at 5.71% for the term of the loan. In conjunction with this extension, the Company paid a fee of $0.1 million to the lender.
The mortgage loan on Buckhorn Plaza, in the amount of $8.9 million, matures November 6, 2026. The Company intends to sell this investment property or seek to refinance it prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13.7 million, matures December 6, 2026. The Company expects to refinance this mortgage loan as we get closer to the upcoming maturity.
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

As of December 31, 2024, Highlands guaranteed one mortgage loan up to $4.0 million and all other mortgage debt was non-recourse to the Company. There are no payment guarantees in place on mortgage loans as of December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2025 and 2024, the Company believes it was in compliance with such covenants.
Capital Expenditures and Reserve Funds
During the year ended December 31, 2025, we made total capital expenditures of $9.4 million and during the year ended December 31, 2024, capital expenditures totaled $5.6 million.
Summary of Cash Flows
Comparison of the years ended December 31, 2025 and 2024:

	(in thousands)
	For the Year ended December 31,
	2025	2024
Net cash flows provided by operating activities	$1,416	$2,669
Net cash flows provided by (used in) investing activities	(9,724)	13,841
Net cash flows used in financing activities	(4,182)	(1,766)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(12,490)	14,744
Cash and cash equivalents and restricted cash and escrows, at beginning of year	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of year	$21,738	$34,228
Cash provided by operating activities was $1.4 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease in cash provided by operating activities is the result of higher property operating and general and administrative expenses, partially offset by higher revenues, primarily from the lease commencement on Life Time Fitness at Sherman Plaza
Cash used in investing activities was $9.7 million for the year ended December 31, 2025, compared to cash provided by investing activities of $13.8 million for the year ended December 31, 2024. Cash used in investing activities changed by $23.6 million compared to the same period in 2024 as a result of proceeds from the sale of our industrial portfolio totaling $20.1 million during the year ended December 31, 2024 and higher cash spent for capital expenditures and tenant improvements during the year ended December 31, 2025.
Cash used in financing activities was $4.2 million for the year ended December 31, 2025, compared to $1.8 million for the year ended December 31, 2024. Cash used in financing activities for the year ended December 31, 2025 included principal payments on debt totaling $1.0 million, payment of tax withholding for share-based compensation in the amount of $1.2 million and $1.9 million to repurchase shares of our common stock from two former employees. Cash used in financing activities for the year ended December 31, 2024 included principal payments on mortgage debt in the amount of $0.9 million, payment of tax withholding for share-based compensation in the amount of $0.6 million and $0.2 million of additional costs in relation to the tender offer that we executed in the fourth quarter of 2023.
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
The following table presents our calculation of FFO to net loss (in thousands):

	Year Ended December 31,
	2025	2024
Net loss attributable to Highlands REIT, Inc. common stockholders	$(11,097)	$(1,005)
Depreciation and amortization related to investment properties (1)	11,703	11,791
Gain on sale of investment properties, net	—	(6,869)
Funds From Operations	$606	$3,917

Funds From Operations per weighted average common shares, basic and diluted	$—	$0.01
Weighted average number of common shares outstanding, basic and diluted	$720,703	$721,961
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
Distributions
For the years ended December 31, 2025 and 2024, no cash distributions were paid by Highlands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2025, our debt included a variable rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.71% and a variable rate mortgage loan of $19.5 million, with an interest rate cap, capping the rate at 7.44%. The interest rate in effect on the variable rate mortgage loan at December 31, 2025 was 6.07%.
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
As of December 31, 2025, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2029 and November 1, 2026, respectively. The combined fair value of the derivatives was $0.06 million as of December 31, 2025 and is included in other liabilities in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive loss on our consolidated statements of operations and comprehensive loss.

Item 8. Consolidated Financial Statements and Supplementary Data

HIGHLANDS REIT, INC.
Index

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	47
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2025 and 2024	49
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024	50
Consolidated Statements of Equity for the years ended December 31, 2025 and 2024	51
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	52
Notes to Consolidated Financial Statements	54
Real Estate and Accumulated Depreciation (Schedule III)	69
All schedules other than those listed in the Index have been omitted, as the required disclosure is inapplicable or the information is presented in the financial statements or related notes.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Highlands REIT, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Highlands REIT Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Investment Properties
At December 31, 2025, the Company’s net investment properties totaled $284 million. As described further in Note 2 and Note 9 to the consolidated financial statements, the Company assesses the carrying values of the respective long-lived investment properties whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. When impairment indicators are identified, the Company may undertake additional analyses comparing expected undiscounted future cash flows for identified investment properties to those properties' carrying values.
We identified the recognition of potential impairment indicators and the evaluation of recoverability of long-lived investment properties when a potential impairment indicator is identified as a critical audit matter.
The principal consideration for our determination that the recognition of potential impairment indicators and evaluation of recoverability of long-lived investment properties is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's evaluation of potential impairment indicators and determination of undiscounted cash flows for properties where impairment indicators have been identified. Forecasting of cash flows requires management to make estimates and assumptions about variables such as growth rates, forecasted net operating income, estimated holding period, operating expenses during the holding period, and capitalization rates, among other assumptions.

Our audit procedures related to the identification of potential impairment indicators and evaluating management's determination of recoverability when a potential impairment indicator has been identified included the following, among others:
•We obtained an understanding and evaluated the design and implementation of relevant controls over the Company’s impairment assessment process for long-lived investment properties. We evaluated the appropriateness of management’s process of identifying impairment indicators and evaluating recoverability, including management’s review of operations and financial performance of long-lived investment properties and preparation of undiscounted cash flow analyses. Additionally, we evaluated the completeness of the population of properties within the Company’s impairment assessment process.
•When an undiscounted cash flow analysis was necessary, we evaluated the significant assumptions and methods used in the analysis. As part of our evaluation, we compared significant assumptions used to estimate future cash flows to the Company's historical accounting records or to available market data. We also tested the mathematical accuracy of management's forecast of cash flows. Our assessment included sensitivity analyses over certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
March 11, 2026

HIGHLANDS REIT, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Investment properties
Land	$83,792	$83,792
Building and other improvements	298,845	289,126
Construction in progress	64	3,663
Total	382,701	376,581
Less accumulated depreciation	(98,361)	(87,211)
Net investment properties	284,340	289,370
Cash and cash equivalents	19,504	29,864
Restricted cash and escrows	2,234	4,364
Accounts receivable (net of allowance of $292 and $139 as of December 31, 2025 and 2024, respectively)	8,068	6,909
Intangible assets, net	164	205
Deferred costs and other assets, net	5,935	6,028
Total assets	$320,245	$336,740
Liabilities
Debt, net	$120,135	$120,713
Accounts payable and accrued expenses	6,076	9,867
Other liabilities	1,887	2,315
Total liabilities	128,098	132,895

Commitments and contingencies (See note 13)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 722,203 and 724,321 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7,222	7,243
Additional paid-in capital	1,390,104	1,390,536
Accumulated distributions in excess of net income	(1,203,970)	(1,192,873)
Accumulated other comprehensive income (loss)	(101)	47
Total Highlands REIT, Inc. stockholders’ equity	193,255	204,953
Noncontrolling interests	(1,108)	(1,108)
Total equity	192,147	203,845
Total liabilities and equity	$320,245	$336,740

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues
Rental income	$36,511	$35,077
Other property income	895	1,003
Total revenues	37,406	36,080
Expenses
Property operating expenses	11,049	9,775
Real estate taxes	5,061	4,217
Depreciation and amortization	11,750	11,842
General and administrative expenses	14,203	11,706
Total expenses	42,063	37,540
Loss from operations	(4,657)	(1,460)
Gain on sale of investment properties	—	6,869
Interest income	751	1,210
Interest expense	(7,191)	(7,629)
Net loss	(11,097)	(1,010)
Net loss attributable to noncontrolling interests	—	5
Net loss attributable to Highlands REIT, Inc. common stockholders	$(11,097)	$(1,005)

Net loss per common share, basic and diluted	$(0.02)	$—

Weighted average number of common shares outstanding, basic and diluted	720,703	721,961

Comprehensive loss
Net loss	$(11,097)	$(1,010)
Unrealized gain (loss) on derivatives	(148)	32
Total other comprehensive income (loss)	(148)	32
Comprehensive loss	(11,245)	(978)
Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(11,245)	$(978)
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity
(Amounts in thousands)
For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Company Stockholders' Equity	Non-controlling interests	Total
	Shares	Amount
Balance at January 1, 2024	721,671	$7,217	$1,389,951	$(1,191,868)	$20	$205,320	$(1,108)	$204,212
Net loss	—	—	—	(1,005)	—	(1,005)	(5)	(1,010)
Other comprehensive income	—	—	—	—	27	27	5	32
Share-based compensation, net	2,683	26	809	—	—	835	—	835
Repurchase of common stock	(33)	—	(224)	—	—	(224)	—	(224)
Balance at December 31, 2024	724,321	7,243	1,390,536	(1,192,873)	47	204,953	(1,108)	203,845
Net loss	—	—	—	(11,097)	—	(11,097)	—	(11,097)
Other comprehensive loss	—	—	—	—	(148)	(148)	—	(148)
Share-based compensation, net	4,680	47	1,404	—	—	1,451	—	1,451
Repurchase of common stock	(6,798)	(68)	(1,836)	—	—	(1,904)	—	(1,904)
Balance at December 31, 2025	722,203	$7,222	$1,390,104	$(1,203,970)	$(101)	$193,255	$(1,108)	$192,147
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,097)	$(1,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,750	11,842
Amortization of above and below market leases, net	7	1
Amortization of debt discounts and financing costs	547	718
Straight-line rental income	(1,052)	(926)
Gain on sale of investment properties, net	—	(6,869)
Stock-based compensation expense	2,604	1,441
Changes in assets and liabilities:
Accounts receivable, net	(107)	272
Deferred costs and other assets, net	(128)	24
Accounts payable and accrued expenses	(688)	(2,479)
Other liabilities	(420)	(345)
Net cash flows provided by operating activities	$1,416	$2,669
Cash flows from investing activities:
Capital expenditures and tenant improvements	(9,371)	(5,645)
Proceeds from sale of investment properties, net	—	20,071
Payment of leasing fees	(353)	(585)
Net cash flows provided by (used in) investing activities	$(9,724)	$13,841
Cash flows from financing activities:
Payment of debt issuance costs	(145)	(3)
Principal payments of debt	(980)	(933)
Common stock repurchased	(1,903)	(224)
Payment for tax withholding for share-based compensation	(1,154)	(606)
Net cash flows used in financing activities	$(4,182)	$(1,766)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	(12,490)	14,744
Cash and cash equivalents and restricted cash and escrows, at beginning of year	34,228	19,484
Cash and cash equivalents and restricted cash and escrows, at end of year	$21,738	$34,228

Cash and cash equivalents and restricted cash and escrows, at end of year
Cash and cash equivalents	$19,504	$29,864
Restricted cash and escrows	2,234	4,364
Total cash and cash equivalents and restricted cash and escrows, at end of year	$21,738	$34,228
See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,643	$6,927
Supplemental schedule of non-cash activities:
Non-cash accruals for capital expenditures and tenant improvements	$106	$3,209

See accompanying notes to consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025

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
Each investment property is owned by a separate legal entity, which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities. As of December 31, 2025, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of December 31, 2025 and 2024, the Company owned 18 investment properties and one parcel of unimproved land.
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
December 31, 2025
VIE and have both the power to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
As of December 31, 2025 and 2024, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2025 is $21,803 and $18,051, respectively, related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 is $22,787 and $18,106, respectively, related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
We elect not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease. Accordingly, both lease and non-lease components are presented in rental income in our consolidated financial statements.
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
December 31, 2025
cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible.
Acquisition of Investment Properties
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
Investment Property Capitalization and Depreciation
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
December 31, 2025
Sale of Investment Properties
We recognize gains and losses from sales of investment properties and land in accordance with FASB ASC 610-20, “Gains and Losses From the Derecognition of Nonfinancial Assets”. We recognize gains and losses from sales of investment properties and land when we transfer control of an investment property and when it is probable that we will collect substantially all of the related consideration.
Investment Properties Held for Sale
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
There were no assets held for sale on the consolidated balance sheets as of December 31, 2025 and 2024.
If the sale represents a strategic shift that has (or will have) a major effect on the Company’s results of operations, the income and expenses for the period are classified as discontinued operations on the consolidated statement of operations and comprehensive income for all periods presented.
Impairment of Investment Properties
The Company assesses the carrying values of the respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the investment property’s fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each asset and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the asset at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate assets.
The Company did not record impairments during the years ended December 31, 2025 and 2024. See Note 8 to the consolidated financial statements for additional information.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
3. Disposed Investment Properties
There were no investment property dispositions during the year ended December 31, 2025.
The following table reflects the investment property dispositions during the year ended December 31, 2024. The Company recognized a net gain on the sale of investment properties of $6,869.

Investment Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Versacold USA	New Ulm, MN	February 5, 2024	$7,175	$6,995	$2,052
Versacold USA	St. Paul, MN	February 5, 2024	13,325	13,076	4,817
			$20,500	$20,071	$6,869
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	Year ended December 31,
	2025	2024
Accrued real estate taxes	$3,920	$4,816
Accrued compensation	276	213
Accrued interest payable	554	554
Other accrued expenses	1,326	4,284
Total accounts payable and accrued expenses	$6,076	$9,867
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fifteen years as of December 31, 2025 and from less that one year to fourteen years as of December 31, 2024.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Year ended December 31,
	2025	2024
Rental income related to fixed lease payments	$30,760	$29,875
Rental income related to variable lease payments	5,751	5,202
Other property income	895	1,003
Total revenues	$37,406	$36,080

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
Future Minimum Rental Income
As of December 31, 2025, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2026	$13,349
2027	13,002
2028	12,693
2029	12,026
2030	10,447
Thereafter	80,688
Total	$142,205
Tenant Concentration
For the year ended December 31, 2025, Trimble accounted for greater than 20% of our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11% and Veeco Instruments accounted for approximately 9% of our total revenues for the year ended December 31, 2025.
Leasing as a lessee
We lease a portion of the land underlying Sherman Plaza, from a third party through a ground lease covering such land with a lease term expiring in October 2042.
Upon adoption of ASU 2016-02, we recognized a right of use asset (included in deferred costs and other assets, net) and lease liability (included in other liabilities). At December 31, 2025, the balances were $246 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 4.5%, reflecting the Company’s incremental borrowing rate.
During the year ended December 31, 2024, we recognized a right of use asset (included in deferred costs and other assets) and lease liability (included in other liabilities) for leased assets from a third party for our corporate office space with a lease term expiring January 31, 2026. At December 31, 2025, the balances were $4 and were recorded in the consolidated balance sheets. We used a discount rate of approximately 8.3%, reflecting the Company’s incremental borrowing rate.
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating leases at December 31, 2025 and a reconciliation of those cash flows to the operating lease liability.

2026	$25
2027	21
2028	21
2029	21
2030	21
Thereafter	247
Total	$356
Imputed interest	(106)
Lease liability	$250

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
6. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets and intangible liabilities, included in intangible assets, net and other liabilities on the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
Intangible Assets:
Acquired in-place lease	$548	$548
Acquired above market lease	97	97
Accumulated amortization	(481)	(440)
Intangible assets, net	$164	$205
Intangible liabilities:
Acquired below market leases	$929	$929
Accumulated amortization	(917)	(909)
Intangible liabilities, net	$12	$20
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs is applied as a reduction to rental income. Amortization pertaining to the below market lease costs is applied as an increase to rental income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease and is recorded as amortization expense.
The following table summarizes the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
Amortization of:
Acquired above market lease	$(15)	$(15)
Acquired below market lease	8	14
Net revenues increase	$(7)	$(1)

Acquired in-place lease intangibles	$26	$317
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities as of December 31, 2025.

	2026	2027	2028	2029	2030	Thereafter	Total
Amortization of:
Acquired above market lease	$(15)	$(15)	$(15)	$(14)	$(3)	$—	$(62)
Acquired below market lease	4	4	4	—	—	—	12
Net revenues increase	$(11)	$(11)	$(11)	$(14)	$(3)	$—	$(50)

Acquired in-place lease intangibles	$26	$26	$26	$22	$2	$—	$102

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
7. Debt
Total debt outstanding as of December 31, 2025 and 2024 was as follows:

	2025	2024
Debt, gross	$122,904	$123,884
Mortgage discount	(1,637)	(1,855)
Deferred financing costs, net	(1,132)	(1,316)
Total Debt, net	$120,135	$120,713
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2025, and the weighted average interest rates for the maturing debt in each specified period:

For the year ended December 31,	As of December 31, 2025	Weighted average interest rate
2026	$23,084	4.56%
2027	10,785	3.99%
2028	234	—%
2029	20,245	5.71%	(1)
2030	28,208	5.88%
Thereafter	40,348	5.32%	(1)
Total	$122,904	5.25%
(1)See below for discussion of the derivative agreements entered into with the mortgage loans obtained on Trimble and The Muse. For Trimble (2029), the interest rate in the table above is the fixed rate. For The Muse (thereafter), the interest rate is the rate in effect at December 31, 2025.
The mortgage loan encumbering the Trimble office investment property currently leased by Veeco Instruments, Inc. matured on April 6, 2025. This loan had a principal amount of $20,000, $4,000 of which was guaranteed by Highlands. The Company exercised the 12-month extension option that was available under the original loan documents, and paid an extension fee equal to $20, to extend the maturity date on the loan to April 6, 2026. The swap arrangement that the Company entered into at the time we closed the loan fixed the interest rate at 5.86% for the term of the loan, including the extended maturity date.
In September 2025, the Company completed a long-term extension on the Trimble mortgage debt. The principal amount remains at $20,000 and the payment guarantee has been removed. The loan now matures on April 6, 2029. Additionally we completed an extension on the required fixed rate swap agreement. The swap agreement fixes the interest rate at 5.71% for the term of the loan. In conjunction with this extension, the Company paid a fee of $120 to the lender.
The mortgage loan on Buckhorn Plaza, in the amount of $8,910, matures November 6, 2026. The Company intends to sell this investment property or seek to refinance it prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13,737, matures December 6, 2026. The Company expects to refinance this mortgage loan as we get closer to the upcoming maturity.
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
As of December 31, 2024, Highlands guaranteed one mortgage loan up to $4,000 and all other mortgage debt was non-recourse to the Company. There are no payment guarantees in place on mortgage loans as of December 31, 2025. However, Highlands

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage and net worth ratios. As of December 31, 2025 and 2024, the Company believes it was in compliance with such covenants.
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
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of debt funding and, to a limited extent, the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2025 and 2024, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2029. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amounts recorded as other comprehensive loss related to our derivative financial instrument was $148 and as other comprehensive income was $32 for the years ended December 31, 2025 and 2024, respectively. Realized gains and losses will be recognized as they accrue in interest expense.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $27 will be reclassified as an increase to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$62	$—	$62

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$90	$—	$90
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the years ended December 31, 2025 and 2024, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net	$122,904	$120,930	$123,884	$118,781

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.17% and 6.79% per annum as of December 31, 2025 and 2024, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying investment property and its leverage ratio. The weighted average market effective interest rates used a range from 5.00% to 8.79% and 5.76% to 9.47% as of December 31, 2025 and 2024, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the years ended December 31, 2025 and 2024, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or for the years ended December 31, 2025 and 2024. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2025. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 or in the consolidated balance sheets as of December 31, 2025 and 2024. As of December 31, 2025, the Company’s, including its predecessors, 2024, 2023 and 2022 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
The Company’s Chief Executive Officer (the “CEO”) evaluates the results of operations and makes decisions about resources to be allocated between the multi-family and other property portfolios and therefore is the Company’s Chief Operating Decision Maker (“CODM”). The operating results are reviewed on an individual property basis, with specific attention to the multi-family portfolio since that is the go-forward strategy.
The CODM evaluates performance based on net operating income (“NOI”). NOI excludes GAAP rent adjustments such as straightline rent and the amortization of intangibles, general and administrative expenses, depreciation and amortization, other

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
income, interest expense, gains or losses on the sale of investment properties and net income or loss from noncontrolling interests. Prior period segment information has been restated to align with our current segment disclosure format, which is consistent with how our CODM evaluates the business.
The following table summarizes NOI by segment for the years ended December 31, 2025 and 2024.

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$29,728	$17,343	$12,385	$28,644	$17,989	$10,655
Tenant recovery income	5,751	1,079	4,672	5,201	1,038	4,163
Other property income	895	894	1	1,003	1,003	—
Total income	36,374	19,316	17,058	34,848	20,030	14,818
Repairs and maintenance	2,604	1,648	956	2,552	1,683	869
Property payroll and benefits	1,460	1,284	176	1,427	1,245	182
Property insurance	1,659	756	903	1,458	696	762
Other property expenses	5,326	3,428	1,898	4,338	3,202	1,136
Real estate taxes	5,061	2,116	2,945	4,217	2,234	1,983
Total expenses	16,110	9,232	6,878	13,992	9,060	4,932

NOI	20,264	$10,084	$10,180	20,856	$10,970	$9,886

Non-allocated expenses (1)	(25,953)			(23,548)
Gain on sale of investment properties, net (2)	—			6,869
Other income	751			1,210
Interest expense	(7,191)			(7,629)
GAAP adjustments to NOI (3)	1,032			1,232
Net income (loss)	$(11,097)			$(1,010)

Balance Sheet Data
Real estate assets, net (4)	$284,504	$186,009	$98,495	$289,575	$191,847	$97,728
Non-segmented assets (5)	35,741			47,165
Total assets	$320,245			$336,740
Capital expenditures	$9,371	$692	$8,679	$5,645	$695	$4,950
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)Gain on the sale of investment properties is related to the sale of our industrial portfolio.
(3)GAAP adjustments to NOI include straightline rental income and amortization of above and below market lease revenues.
(4)Real estate assets include intangible lease assets, net of amortization.
(5)Non-segmented assets include cash and cash equivalents, restricted cash and escrows, accounts receivable and deferred costs and other assets, net.
11. Share Based Compensation
Incentive Award Plan
On April 28, 2016, the board of directors adopted, ratified and approved the Highlands REIT, Inc. 2016 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant cash and equity-based incentive awards to eligible employees, directors, and consultants. Prior to the Company’s spin-off from InvenTrust, the board of directors of the Company

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
(then a wholly-owned subsidiary of InvenTrust) adopted, and InvenTrust, as the sole stockholder of Highlands, approved, the Incentive Award Plan.
For the year ended December 31, 2025, the Company granted 8,258 of fully vested shares of common stock with an aggregate value of $2,560 based on a weighted average estimated fair value per share of $0.31. During the year ended December 31, 2024, the Company granted 4,570 of fully vested shares of common stock with an aggregate value of $1,420 based on a weighted average estimated fair value per share of $0.31.
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the plan. On August 12, 2021, the board of directors increased the authorized number of shares of Common Stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. On December 15, 2025, the board of directors increased the authorized number of shares from 67,000 to 150,000 pursuant to that certain Third Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. At December 31, 2025, 81,788 shares were available for future issuance under the Incentive Award Plan. A summary of the Company’s stock awards activity as of December 31, 2025 is as follows:

Non-Vested stock awards	Stock Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	—	$—
Granted	8,258	0.31
Vested	(8,258)	(0.31)
Other	—	—
Balance at December 31, 2025	—	$—
The Company recognized stock-based compensation expense for the years ended December 31, 2025 and 2024 of $2,604 and $1,441, respectively, related to the Incentive Award Plan. For the years ended December 31, 2025 and 2024, the Company paid $1,154 and $606, respectively, related to tax withholding for share-based compensation.
12. Repurchase of Shares
Common share repurchases during the year ended December 31, 2025 and 2024 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share
December 29, 2025	2,732	$0.31
October 21, 2025	198	0.31
May 19, 2025	100	0.28
May 7, 2025	6,698	0.28
April 29, 2025	429	0.31
April 21, 2025	220	0.31
December 15, 2024	1,887	0.31
April 24, 2024	33	0.14
Total	12,297	$0.29
On December 29, 2025, we withheld 2,732 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. On October 21, 2025, April 29, 2025 and April 21, 2025, we withheld 198, 429 and 220 shares, respectively, from certain employees to satisfy estimated statutory income tax obligations related to the stock grants made to those employees in connection with their employment agreements. The value of the common shares withheld for each of these employee stock grants was based on the estimated share value as determined effective December 15, 2024.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
December 31, 2025
On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase and retire 100 shares at a price of $0.28 per share.
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance we repurchased and retired 6,698 of his total owned shares, at a price of $0.28 per share.
On December 15, 2024, we withheld 1,887 shares from employees to satisfy estimated statutory income tax obligations related to the annual employee stock grant. The value of the common shares withheld was based on the estimated share value as determined effective December 15, 2024.
Subsequent to the close of our 2023 tender offer, the Company discovered an administrative error in which certain tender requests were not processed. We honored all such tender requests in April 2024, and accordingly another 33 shares were repurchased at a price per share of $0.14.
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
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $800 covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $100 quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31) for a total of $1,875 and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company agreed to pay Mr. Vance’s Cobra premium for a period of 18-months from the effective date of the agreement.
14. Subsequent Events
We have evaluated subsequent events through the date that the consolidated financial statements were issued, noting none that would require recognition or disclosure in the consolidated financial statements.

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D, E)	Date of Completion of Construction or Acquisition
Multi-family
1620 Central Street Evanston, IL	$—	$3,075	$17,140	$—	$197	$3,075	$17,337	$20,412	$4,641	2018
Buerger Brothers Lofts Denver, CO	—	3,117	7,114	—	931	3,117	8,045	11,162	2,396	2017
Chamber Lofts Denver, CO	—	2,797	6,388	—	747	2,797	7,135	9,932	2,125	2017
Kenilworth Court Denver, CO	3,784	2,496	3,203	—	69	2,496	3,272	5,768	849	2018
Tennyson Denver, CO	10,250	1,533	17,410	—	113	1,533	17,523	19,056	4,116	2019
The Detroit and Detroit Terraces Denver, CO	10,784	3,370	15,006	—	184	3,370	15,190	18,560	3,792	2019
The Lafayette Denver, CO	5,481	2,457	7,067	—	256	2,457	7,323	9,780	1,998	2018
The Locale Allendale, MI	17,700	4,294	22,461	—	1,052	4,294	23,513	27,807	6,422	2019
The Muse Denver, CO	19,496	5,303	42,809	—	265	5,303	43,074	48,377	9,285	2019
The Q Lofts San Diego, CA	12,762	8,856	22,877	—	43	8,856	22,920	31,776	1,820	2023
The Sterling San Diego, CA	—	1,849	5,407	—	54	1,849	5,461	7,310	1,084	2020
The View San Diego, CA	—	7,272	8,862	—	697	7,272	9,559	16,831	2,463	2019
Other
Buckhorn Plaza Bloomsburg, PA	8,910	1,651	11,770	(35)	2,812	1,616	14,582	16,198	9,928	2006
Hudson Correctional Facility Hudson, CO	—	1,382	—	(1,382)	—	—	—	—	—	2009
Palazzo Del Lago Orlando, FL	—	8,938	—	—	19	8,938	19	8,957	13	2010
Sherman Plaza Evanston, IL	—	9,655	30,982	—	21,156	9,655	52,138	61,793	27,489	2006
The Market at Hilliard Hilliard, OH	13,737	4,432	13,308	—	4,878	4,432	18,186	22,618	11,577	2005

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Building Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D, E)	Date of Completion of Construction or Acquisition
Trimble San Jose, CA	20,000	12,732	10,045	—	23,482	12,732	33,527	46,259	8,332	2013
Corporate assets	—	—	—	—	41	—	41	41	31	N/A
Totals	$122,904	$85,209	$241,849	$(1,417)	$56,996	$83,792	$298,845	$382,637	$98,361

HIGHLANDS REIT, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
Notes to Schedule III:
The aggregate cost of real estate owned at December 31, 2025 for U.S. federal income tax purposes was approximately $474,934 (unaudited).
A.The initial cost to the Company represents the original purchase price of the investment property, including amounts incurred subsequent to acquisition which were contemplated at the time the investment property was acquired.
B.Adjustments to basis include provisions for asset impairments, partial dispositions and costs capitalized subsequent to acquisitions.
C.Reconciliation of real estate owned:

	2025	2024
Balance at January 1	$372,918	$385,368
Acquisitions and capital improvements	9,867	11,842
Dispositions and write-offs	(148)	(24,292)
Balance at December 31,	$382,637	$372,918
D.Reconciliation of accumulated depreciation:

	2025	2024
Balance at January 1	$87,211	$87,216
Depreciation expense	11,150	11,036
Dispositions and write-offs	—	(11,041)
Balance at December 31,	$98,361	$87,211
E.Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures, & equipment and site improvements	5-15 years

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f) as of December 31, 2025. Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
2026 Annual Meeting of Stockholders Record Date
The Board established the close of business on March 7, 2026 as the record date for determining stockholders entitled to vote at our 2026 Annual Meeting of Stockholders, expected to be held on May 22, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Executive Officers of the Registrant
Robert J. Lange, age 43, has served as President and Chief Executive Officer of Highlands since March 17, 2025, and was named to its Board of Directors on August 11, 2025. Prior to his appointment as Chief Executive Officer of the Company, Mr. Lange served as our Executive Vice President, Chief Operating Officer, General Counsel and Secretary since 2016. As Chief

Operating Officer, Mr. Lange was charged with overseeing Highlands’ operations, including strategic planning, non-core asset management, investor relations, human resource matters, risk management, as well as property and corporate insurance. Prior to joining Highlands in 2016, Mr. Lange was Vice President, Head Corporate Counsel of InvenTrust Properties Corp. In that capacity, he oversaw all aspects of InvenTrust’s corporate legal affairs. Prior to joining InvenTrust in 2014, Mr. Lange practiced law at Skadden Arps Slate Meagher & Flom LLP, where he represented companies in mergers and acquisitions and advised clients on a broad variety of general corporate matters. Mr. Lange received a Bachelor of Business Administration degree, with distinction, from the University of Wisconsin – Madison and a Juris Doctor degree, with honors, from the University of Chicago.
Jessica M. Boehm, age 44, serves as our Senior Vice President, General Counsel and Secretary. Prior to joining Highlands in 2025, Ms. Boehm worked as Associate General Counsel at United Healthcare, focusing on contracts, pre-litigation dispute resolution and regulatory matters. From 2012 to 2021, Ms. Boehm worked as Senior Corporate Counsel at Best Buy, providing legal support for mergers and acquisitions as well as the company’s strategic growth office and health business. Ms. Boehm also practiced law at Latham & Watkins LLP, where she represented public and private companies in a variety of transactions and provided advice regarding a wide range of corporate issues. She also served as a law clerk for the Honorable Wayne R. Andersen, United States District Court for the Northern District of Illinois. Prior to her legal career, Ms. Boehm worked as a certified public accountant for KPMG LLP. Ms. Boehm received a Bachelor of Business Administration degree, summa cum laude, from the University of Notre Dame and a Juris Doctor degree, with honors, from the University of Chicago.
Kimberly A. Karas, age 50, serves as Highlands’ Chief Accounting Officer, Senior Vice President and Treasurer. Prior to joining Highlands, Ms. Karas was Vice President of Finance for Link Industrial Properties (formerly Gateway Industrial Properties), a Blackstone platform company. Blackstone is one of the largest real estate private equity firms in the world. Ms. Karas served as Vice President and Controller of IRC Retail Centers (formerly Inland Real Estate Corporation) and served as a member of its Management Committee. In this role, Ms. Karas oversaw the corporate accounting function, with responsibilities over SEC reporting, preparation of consolidated financial statements, maintenance of accounting policies and procedures, compliance with Sarbanes-Oxley and coordination of annual audits and tax return filings. Ms. Karas earned her Bachelor of Science in Accounting from the University of Illinois at Chicago.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to our directors, officers and employees, which is available on our website at www.highlandsreit.com through the “Investor Relations - Governance Documents” tab. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company’s Chief Executive Officer or Principal Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing to us at Highlands REIT, Inc., Attn: Corporate Secretary, 1 South Dearborn Street, 20th Floor, Chicago, Illinois,60603.
Insider Trading Policy
Our board has adopted an insider trading policy that governs transactions in our securities by our directors, officers and employees. Our insider trading policy is designed to promote compliance with insider trading laws. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation.
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of the Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2025.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Highlands REIT, Inc. 2016 Incentive Award Plan	—	—	81,788
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	81,788
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
Omitted at registrant’s option.

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2020)
10.1	Transition Services Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.2	Employee Matters Agreement between Highlands REIT, Inc. and InvenTrust Properties Corp., dated as of April 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)
10.3#	Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
10.4#	Form of Indemnification Agreement entered into between Highlands REIT, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on March 18, 2016)
10.5#	Form of Highlands REIT, Inc. 2016 Incentive Award Plan Stock Payment Award Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.6#	First Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2016)
10.7#	Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, filed with the Securities and Exchange Commission on August 12, 2021)
10.8#	Third Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8, filed with the Securities and Exchange Commission on December 18, 2025)
10.9#	Highlands REIT, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 8, 2016)
10.10#	Highlands REIT, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 12, 2016)
10.11#	Amended and Restated Executive Employment Agreement, dated as of March 17, 2025, by and between Highlands REIT, Inc. and Robert J. Lange (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2025)
10.12#	Separation and Consulting Agreement, dated as of April 24, 2025, by and between Highlands REIT, Inc. and Richard Vance (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2025)
10.13#	Executive Employment Agreement, dated April 12, 2023, by and between Highlands REIT, Inc. and Kimberly Karas (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2023)
10.14#*	Executive Employment Agreement, dated April 21, 2025, by and between Highlands REIT, Inc. and Jessica Boehm
19.1	Highlands REIT, Inc. Insider Trading Policy Statement (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed as part of this Annual Report on Form 10-K.
#    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HIGHLANDS REIT, INC.

By: /s/ Robert J. Lange
Name: Robert J. Lange
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: March 11, 2026
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Lange	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2026
Robert J. Lange
/s/ Kimberly A. Karas	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026
Kimberly A. Karas
/s/ R. David Turner	Director and Chairman	March 11, 2026
R. David Turner
/s/ Jeffrey L. Shekell	Director	March 11, 2026
Jeffrey L. Shekell