Form 10-Q
period 2026-03-31
Highlands REIT, Inc.
filed 2026-05-07
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 6, 2026, there were 722,202,902 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)

Investment properties
Land	$83,792	$83,792
Building and other improvements	299,018	298,845
Construction in progress	69	64
Total	382,879	382,701
Less accumulated depreciation	(101,155)	(98,361)
Net investment properties	281,724	284,340
Cash and cash equivalents	20,028	19,504
Restricted cash and escrows	2,104	2,234
Accounts receivable (net of allowance of $317 and $292 as of March 31, 2026 and December 31, 2025, respectively)	8,327	8,068
Intangible assets, net	154	164
Deferred costs and other assets, net	6,149	5,935
Total assets	$318,486	$320,245

Liabilities
Debt, net	$120,002	$120,135
Accounts payable and accrued expenses	6,467	6,076
Other liabilities	2,331	1,887
Total liabilities	128,800	128,098

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 722,203 shares issued and outstanding as of March 31, 2026 and December 31, 2025	7,222	7,222
Additional paid-in capital	1,390,104	1,390,104
Accumulated distributions in excess of net income	(1,206,556)	(1,203,970)
Accumulated other comprehensive income (loss)	27	(101)
Total Highlands REIT, Inc. stockholders’ equity	190,797	193,255
Noncontrolling interests	(1,111)	(1,108)
Total equity	189,686	192,147
Total liabilities and equity	$318,486	$320,245

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$9,213	$9,088
Other property income	181	217
Total revenues	9,394	9,305

Expenses
Property operating expenses	2,992	2,591
Real estate taxes	1,483	1,491
Depreciation and amortization	2,907	2,862
General and administrative expenses	3,002	3,014
Total expenses	10,384	9,958
Loss from operations	(990)	(653)
Other income	118	237
Interest expense	(1,717)	(1,836)
Net loss	(2,589)	(2,252)
Net loss attributable to noncontrolling interests	3	1
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,586)	$(2,251)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	722,203	724,321

Comprehensive loss
Net loss	$(2,589)	$(2,252)
Unrealized income (loss) on derivatives	128	(52)
Total other comprehensive income (loss)	128	(52)
Comprehensive loss	(2,461)	(2,304)
Comprehensive loss attributable to noncontrolling interests	3	1
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(2,458)	$(2,303)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three Months Ended March 31, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541

Balance at January 1, 2026	722,203	$7,222	$1,390,104	$(1,203,970)	$(101)	$193,255	$(1,108)	$192,147
Net loss	—	—	—	(2,586)	—	(2,586)	(3)	(2,589)
Other comprehensive income	—	—	—	—	128	128	—	128
Balance at March 31, 2026	722,203	$7,222	$1,390,104	$(1,206,556)	$27	$190,797	$(1,111)	$189,686
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,589)	$(2,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,907	2,862
Amortization of market leases	3	—
Amortization of debt discounts and financing costs	124	180
Straight-line rental income	(226)	(253)
Changes in assets and liabilities:
Accounts and rents receivable, net	(33)	240
Deferred costs and other assets, net	(114)	(102)
Accounts payable and accrued expenses	492	617
Other liabilities	445	(178)
Net cash flows provided by operating activities	$1,009	$1,114
Cash flows from investing activities:
Capital expenditures and tenant improvements	(280)	(5,464)
Payment of leasing fees	(78)	(329)
Net cash flows used in investing activities	$(358)	$(5,793)
Cash flows from financing activities:
Principal payments of debt	(257)	(246)
Net cash flows used in financing activities	$(257)	$(246)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	394	(4,925)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,132	$29,303

Cash and cash equivalents	$20,028	$27,266
Restricted cash and escrows	2,104	2,037
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,132	$29,303

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,606	$1,660

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$5	$2,974

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Highlands REIT, Inc. for the year ended December 31, 2025, which are included in the Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission by Highlands REIT, Inc. on March 11, 2026, as certain note disclosures contained in such audited consolidated financial statements have been condensed or omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation, and to make these financial statements not misleading, have been included in these financial statements.
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of March 31, 2026, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of March 31, 2026 and December 31, 2025, the Company owned 18 investment properties and one parcel of unimproved land.
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
March 31, 2026
appropriate GAAP. Highlands’ subsidiaries generally consist of limited liability companies (“LLCs”). The effects of all significant intercompany transactions have been eliminated.
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2026, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of March 31, 2026 and December 31, 2025, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2026 is $21,756 of assets and $18,229 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2025 is $21,803 of assets and $18,051 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
March 31, 2026
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accrued real estate taxes	$3,102	$3,920
Accrued compensation	1,446	276
Accrued interest payable	541	554
Other accrued expenses	1,378	1,326
Total accounts payable and accrued expenses	$6,467	$6,076
4. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of March 31, 2026 and from less than one year to fifteen years as of March 31, 2025.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Rental income related to fixed lease payments	$7,699	$7,596
Rental income related to variable lease payments (1)	1,514	1,492
Other	181	217
Total revenues	$9,394	$9,305
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of March 31, 2026, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2026 (remaining)	$11,787
2027	13,437
2028	13,060
2029	12,399
2030	10,826
Thereafter	82,273
Total	$143,782

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
Tenant Concentration
For the three months ended March 31, 2026, The Locale, Trimble and Sherman Plaza each accounted for greater than 10% of our total revenues. Specifically, the XP Power, LLC lease accounted for approximately 11.2% and Veeco Instruments accounted for approximately 10.3% of our total revenues for the three months ended March 31, 2026.
5. Debt
Total debt outstanding as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Debt, gross	$122,647	$122,904
Mortgage discount	(1,582)	(1,637)
Deferred financing costs, net	(1,063)	(1,132)
Total Debt, Net	$120,002	$120,135
As of March 31, 2026, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2026, and the weighted average interest rates for the maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of March 31, 2026	Weighted average interest rate
2026 (remaining)	$22,827	4.56%
2027	10,785	3.99%
2028	234	—%
2029	20,245	5.71%
2030	28,208	5.88%
Thereafter	40,348	5.16%
Total	$122,647	5.20%
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
The mortgage loan on Buckhorn Plaza, in the amount of $8,850, matures November 6, 2026. The Company intends to sell this investment property or seek to refinance this mortgage loan prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13,649, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date.
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. There are no payment guarantees in place on mortgage loans as of March 31, 2026 and December 31, 2025.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of March 31, 2026 and December 31, 2025, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of March 31, 2026 and 2025, we had two derivative financial instruments designated as cash flow hedges. The interest rate swap on Trimble had an original notional amount of $20,000 and a maturity date of April 6, 2029. The interest rate cap on The Muse had an original notional amount of $19,496 and a maturity date of November 1, 2026. These derivatives are measured at fair value on a recurring basis.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
comprehensive income related to our derivative financial instruments was $128 for the three months ended March 31, 2026 and as other comprehensive loss was $52 for the three months ended March 31, 2025, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $21 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$68	$—	$68

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$62	$—	$62
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2026, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three months ended March 31, 2026 and 2025, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$122,647	$120,477	$122,904	$120,930
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.27% and 6.17% per annum as of March 31, 2026 and December 31, 2025, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.22% to 8.88% and 5.00% to 8.79% as of March 31, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three months ended March 31, 2026 and 2025, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
8. Segment Reporting
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
The following tables summarize NOI by segment for the three months ended March 31, 2026 and 2025.
(1)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,476	$4,190	$3,286	$7,346	$4,493	$2,853
Tenant recovery income	1,514	196	1,318	1,492	255	1,237
Other property income	181	181	—	217	217	—
Total income	$9,171	$4,567	$4,604	$9,055	$4,965	$4,090
Repairs and maintenance	707	345	362	552	332	220
Property payroll and benefits	357	311	46	342	303	39
Property insurance	431	195	236	373	174	199
Other property expenses	1,497	952	545	1,324	907	417
Real estate taxes	1,483	447	1,036	1,491	530	961
Total expenses	$4,475	$2,250	$2,225	$4,082	$2,246	$1,836

NOI	$4,696	$2,317	$2,379	$4,973	$2,719	$2,254

Non-allocated expenses (1)	(5,909)			(5,876)
Other income	118			237
Interest expense	(1,717)			(1,836)
GAAP adjustments to NOI (3)	223			250
Net loss	$(2,589)			$(2,252)

Balance Sheet Data
Real estate assets, net (3)	$281,878	$184,599	$97,279	$292,008	$190,302	$101,706
Non-segmented assets (4)	36,608			42,563
Total assets	$318,486			$334,571
Capital expenditures	$280	$179	$101	$5,464	$114	$5,350
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
9. Share Based Compensation
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
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. On December 15, 2025, the board of directors increased the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
number of authorized shares from 67,000 to 150,000 pursuant to that certain Third Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. As of March 31, 2026, 81,788 shares were available for future issuance under the Incentive Award Plan.
10. Repurchase of Shares
There were no common share repurchases during the three months ended March 31, 2026. Common share repurchases during the year ended December 31, 2025 were as follows:

Date	Total Number of Shares Purchased	Average Price Paid Per Share
December 29, 2025	2,732	$0.31
October 21, 2025	198	0.31
May 19, 2025	100	0.28
May 7, 2025	6,698	0.28
April 29, 2025	429	0.31
April 21, 2025	220	0.31
Total	10,377	$0.29
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
On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase and retire 100 shares at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share).
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance we repurchased and retired 6,698 of his total owned shares, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share).
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
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $800 covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $100 quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1,875 and may repurchase additional shares

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
March 31, 2026
beginning in 2029, as stated in the agreement. The Company agreed to pay Mr. Vance’s Cobra premiums for a period of 18-months from the effective date of the agreement.
12. Subsequent Events
On April 30, 2026, we obtained a loan secured by a mortgage encumbering Sherman Plaza, one of our retail properties, located in Evanston, Illinois. The loan has a principal balance of $25 million and matures on April 30, 2029, with two 12-month extension options, provided certain criteria are met at the time of each extension. The mortgage requires interest only payments through maturity and principal and interest payments during the extension periods. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate for the term of the loan. The all-in rate on this loan will be 5.90%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “Highlands” are to Highlands REIT, Inc and references to the “Company,” “we” or “us” are to Highlands as well as all of Highlands’ wholly-owned and consolidated subsidiaries.
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
This inherited portfolio of “non-core” investment properties, which were acquired by InvenTrust between 2005 and 2008, included investment properties that are special use, single tenant or build to suit; faced unresolved legal issues; are in undesirable locations or weak markets or submarkets; are aging or functionally obsolete; and/or have sub-optimal leasing metrics. Certain of our investment properties are retail properties located in tertiary markets, which are particularly susceptible to the negative trends affecting retail real estate. Such investment properties are difficult to lease, finance and refinance and are relatively illiquid compared to other types of real estate properties. These factors also significantly limit our “non-core” investment property disposition options, impact the timing of such dispositions and restrict the viable options available to the Company for future potential liquidity options.
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
As of March 31, 2026, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 8 to our consolidated financial statements for the three months ended March 31, 2026 and 2025.
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

Critical accounting policies are described in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2025 contained in the Company’s latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
Key performance indicators are as follows:

	As of March 31,
	2026	2025
Economic occupancy (1)	73.9%	76.6%
Rent per square foot (2)	$26.80	$26.38
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

Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2026	2025	Increase (Decrease)
Net loss	$(2,589)	$(2,252)	$(337)	(15.0)%
Net loss increased $0.3 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due primarily to higher operating expenses and lower other income.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three months ended March 31, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2026	2025	Increase (Decrease)
Income:
Rental income	$9,213	$9,088	$125	1.4%
Other property income	181	217	(36)	(16.6)%
Total revenues	$9,394	$9,305	$89	1.0%
Total revenues increased $0.1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due primarily to rent commencement on the Life Time Fitness lease at Sherman Plaza. Partially offsetting this increase was a decrease in rent from our multi-family portfolio as a result of lower occupancy.
The following table presents the changes in our expenses for the three months ended March 31, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2026	2025	Increase (Decrease)
Expenses:
Property operating expenses	$2,992	$2,591	$401	15.5%
Real estate taxes	1,483	1,491	(8)	(0.5)%
Depreciation and amortization	2,907	2,862	45	1.6%
General and administrative expenses	3,002	3,014	(12)	(0.4)%
Total expenses	$10,384	$9,958	$426	4.3%
Property operating expenses increased $0.4 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to higher insurance premiums and increased repairs and maintenance, security and utilities at our investment properties. These increases are partially offset by lower bad debt expense.
Real estate taxes, depreciation and amortization and general and administrative expenses remained consistent during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The following table presents the changes in our other income and expenses for the three months ended March 31, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended March 31,
	2026	2025	Increase (Decrease)
Other income and (expenses):
Other income	$118	$237	$(119)	(50.2)%
Interest expense	$(1,717)	$(1,836)	$(119)	(6.5)%
Other income decreased $0.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due primarily to lower interest income earned on our cash balances due to lower interest rates.
Interest expense decreased $0.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a lower interest rate on our variable rate mortgage and lower balances outstanding due to our monthly amortization payments.
Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of March 31, 2026, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2026	5	19,048	$427	7.8%	3.1%	$10.54
2027	6	35,044	562	2.6%	4.1%	41.39
2028	6	26,594	482	5.1%	3.6%	18.14
2029	11	87,760	1,953	16.8%	14.4%	22.26
2030	9	60,402	916	11.5%	6.7%	15.16
2031	1	2,441	127	0.4%	1.0%	52.03
2032	3	10,599	225	2.0%	1.7%	21.20
2033	1	815	28	0.2%	0.2%	33.95
2034	—	—	—	—%	—%	—
2035	2	8,813	213	1.7%	1.6%	24.16
Thereafter	5	270,958	8,634	51.9%	63.6%	31.87
Grand Total	49	522,474	$13,567	100.0%	100.0%	$25.97
The following table represents new and renewed leases that commenced during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	1	60,692	$30.39	15.0
Renewals	2	5,108	27.37	1.0	5	36,665	16.01	4.4
Total	2	5,108	$27.37	1.0	6	97,357	$24.97	11.0

Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, allocating the purchase price of acquired investment properties and evaluating the impairment of real estate assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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
Liquidity and Capital Resources
As of March 31, 2026, we had $20.0 million of cash and cash equivalents, and $2.1 million of restricted cash and escrows.
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
Certain of our investment properties have lease maturities within the next two years that we expect to reduce our cash flows from operations if they are not renewed or replaced. Significant lease maturities include Office Max at Market at Hilliard expiring in March 2027.
We may, from time to time, repurchase our outstanding equity and/or debt securities, if any, through cash purchases or via other transactions. Such repurchases or transactions, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Material Cash Requirements
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $800 covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $100 quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6,698 shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1,875 and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company agreed to pay Mr. Vance’s Cobra premiums for a period of 18-months from the effective date of the agreement.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of March 31, 2026 and December 31, 2025 was $122.6 million and $122.9 million, respectively, with a weighted average interest rate of 5.20% and 5.25% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2026, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of March 31, 2026	Weighted average interest rate
2026 (remaining)	$22,827	4.56%
2027	10,785	3.99%
2028	234	—%
2029	20,245	5.71%
2030	28,208	5.88%
Thereafter	40,348	5.16%
Total	$122,647	5.20%
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
The mortgage loan on Buckhorn Plaza, in the amount of $8.9 million, matures November 6, 2026. The Company intends to sell this investment property or seek to refinance this mortgage loan prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13.6 million, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date.
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
There are no payment guarantees in place on mortgage loans as of March 31, 2026 and December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the three months ended March 31, 2026 and 2025

	(in thousands)
	Three Months Ended March 31,
	2026	2025
Net cash flows provided by operating activities	$1,009	$1,114
Net cash flows used in investing activities	(358)	(5,793)
Net cash flows used in financing activities	(257)	(246)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	394	(4,925)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$22,132	$29,303

Cash provided by operating activities was $1.0 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities is the result of increased expenses on our investment property portfolio, partially offset by rent commencement on Life Time Fitness at Sherman Plaza.
Cash used in investing activities was $0.4 million for the three months ended March 31, 2026, compared to $5.8 million for the three months ended March 31, 2025. Cash used in investing activities decreased by $5.4 million compared to the same period in 2025, due to less cash spent for capital expenditures, tenant improvements and leasing commissions during the three months ended March 31, 2026.
Cash used in financing activities was $0.3 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025 and was comprised solely of principal payments of debt in each period.
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
Distributions
For the three months ended March 31, 2026 and 2025, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Highlands REIT, Inc. common stockholders	$(2,586)	$(2,251)
Depreciation and amortization (1)	2,896	2,850
Funds From Operations	$310	$599

Funds From Operations per weighted average common shares, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	722,203	724,321
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2026, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.71% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on March 31, 2026 was 5.73%.
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
As of March 31, 2026, we had two derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million and $19.5 million and maturity dates of April 6, 2029 and November 1, 2026, respectively. The fair value of the derivatives was $0.1 million as of March 31, 2026, and is included in deferred costs and other assets, net in the accompanying consolidated balance sheets. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Date
/s/ Robert J. Lange	May 7, 2026
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	May 7, 2026
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)