Form 10-Q
period 2026-06-30
Highlands REIT, Inc.
filed 2026-08-11
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 10, 2026, there were 722,651,178 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)

Investment properties
Land	$83,792	$83,792
Building and other improvements	299,201	298,845
Construction in progress	101	64
Total	383,094	382,701
Less accumulated depreciation	(103,953)	(98,361)
Net investment properties	279,141	284,340
Cash and cash equivalents	44,514	19,504
Restricted cash and escrows	2,034	2,234
Accounts receivable (net of allowance of $226 and $292 as of June 30, 2026 and December 31, 2025, respectively)	8,278	8,068
Intangible assets, net	143	164
Deferred costs and other assets, net	6,187	5,935
Total assets	$340,297	$320,245

Liabilities
Debt, net	$144,520	$120,135
Accounts payable and accrued expenses	7,473	6,076
Other liabilities	1,684	1,887
Total liabilities	153,677	128,098

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 722,651 and 722,203 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7,226	7,222
Additional paid-in capital	1,390,230	1,390,104
Accumulated distributions in excess of net income	(1,209,934)	(1,203,970)
Accumulated other comprehensive income (loss)	214	(101)
Total Highlands REIT, Inc. stockholders’ equity	187,736	193,255
Noncontrolling interests	(1,116)	(1,108)
Total equity	186,620	192,147
Total liabilities and equity	$340,297	$320,245

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$8,789	$9,236	$18,002	$18,324
Other property income	243	235	424	452
Total revenues	9,032	9,471	18,426	18,776

Expenses
Property operating expenses	2,816	2,641	5,808	5,232
Real estate taxes	1,538	1,494	3,021	2,985
Depreciation and amortization	2,914	2,978	5,821	5,840
General and administrative expenses	3,369	3,774	6,371	6,788
Total expenses	10,637	10,887	21,021	20,845
Loss from operations	(1,605)	(1,416)	(2,595)	(2,069)
Other income	251	178	369	415
Interest expense	(2,029)	(1,780)	(3,746)	(3,616)
Net loss	(3,383)	(3,018)	(5,972)	(5,270)
Net (income) loss attributable to noncontrolling interests	5	(2)	8	(1)
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,378)	$(3,020)	$(5,964)	$(5,271)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	722,400	720,973	722,302	722,638

Comprehensive loss
Net loss	$(3,383)	$(3,018)	$(5,972)	$(5,270)
Unrealized income (loss) on derivatives	187	(8)	315	(60)
Total other comprehensive income (loss)	187	(8)	315	(60)
Comprehensive loss	(3,196)	(3,026)	(5,657)	(5,330)
Comprehensive income (loss) attributable to noncontrolling interests	5	(2)	8	(1)
Comprehensive loss attributable to Highlands REIT, Inc. common stockholders	$(3,191)	$(3,028)	$(5,649)	$(5,331)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541
Net loss	—	—	—	(3,020)	—	(3,020)	2	(3,018)
Other comprehensive income	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation	1,142	11	343	—	—	354	—	354
Repurchase of shares	(6,798)	(68)	(1,835)	—	—	(1,903)	—	(1,903)
Balance at June 30, 2025	718,665	$7,186	$1,389,044	$(1,198,144)	$(13)	$198,073	$(1,107)	$196,966

Balance at January 1, 2026	722,203	$7,222	$1,390,104	$(1,203,970)	$(101)	$193,255	$(1,108)	$192,147
Net loss	—	—	—	(2,586)	—	(2,586)	(3)	(2,589)
Other comprehensive income	—	—	—	—	128	128	—	128
Balance at March 31, 2026	722,203	$7,222	$1,390,104	$(1,206,556)	$27	$190,797	$(1,111)	$189,686
Net loss	—	—	—	(3,378)	—	(3,378)	(5)	(3,383)
Other comprehensive income	—	—	—	—	187	187	—	187
Share-based compensation	448	4	126	—	—	130	—	130
Balance at June 30, 2026	722,651	$7,226	$1,390,230	$(1,209,934)	$214	$187,736	$(1,116)	$186,620
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,972)	$(5,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,821	5,840
Amortization of market leases	5	1
Amortization of debt discounts and financing costs	268	306
Straight-line rental income	(477)	(533)
Non-cash stock-based compensation expense	130	570
Changes in assets and liabilities:
Accounts and rents receivable, net	267	(91)
Deferred costs and other assets, net	(72)	(1,400)
Accounts payable and accrued expenses	1,503	1,057
Other liabilities	(200)	(106)
Net cash flows provided by operating activities	$1,273	$374
Cash flows from investing activities:
Capital expenditures and tenant improvements	(502)	(8,007)
Payment of leasing fees	(78)	(353)
Net cash flows used in investing activities	$(580)	$(8,360)
Cash flows from financing activities:
Payment of debt issuance costs	(374)	(44)
Proceeds from debt	25,000	—
Repurchase of shares	—	(1,903)
Principal payments of debt	(509)	(487)
Payment for tax withholding for share-based compensation	—	(216)
Net cash flows provided by (used in) financing activities	$24,117	$(2,650)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	24,810	(10,636)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$46,548	$23,592

Cash and cash equivalents	$44,514	$21,006
Restricted cash and escrows	2,034	2,586
Cash and cash equivalents and restricted cash and escrows, at end of period	$46,548	$23,592

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flows information:
Cash paid for interest	$3,378	$3,326

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$—	$850

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of June 30, 2026, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of June 30, 2026 and December 31, 2025, the Company owned 18 investment properties and one parcel of unimproved land.
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
June 30, 2026
Refer to the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2026, as certain note disclosures contained in such audited financial statements have been condensed or omitted from these interim consolidated financial statements.
Consolidation
As of June 30, 2026 and December 31, 2025, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2026 is $21,784 of assets and $18,369 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2025 is $21,803 of assets and $18,051 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
Cash and Cash Equivalents and Restricted Cash and Escrows
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Restricted cash and escrows is comprised primarily of cash held by our lenders for payment of real estate taxes, insurance and certain capital expenditures and tenant improvements.
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
June 30, 2026
Recently issued accounting standards or pronouncements not discussed herein have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.
3. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accrued real estate taxes	$3,758	$3,920
Accrued compensation	1,693	276
Accrued interest payable	656	554
Other accrued expenses	1,366	1,326
Total accounts payable and accrued expenses	$7,473	$6,076
4. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of June 30, 2026 and from less than one year to fifteen years as of June 30, 2025.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income related to fixed lease payments	$7,606	$7,852	$15,305	$15,448
Rental income related to variable lease payments (1)	1,183	1,384	2,697	2,876
Other	243	235	424	452
Total revenues	$9,032	$9,471	$18,426	$18,776
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of June 30, 2026, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2026 (remaining)	$9,889
2027	13,437
2028	13,060
2029	12,886
2030	11,364
Thereafter	84,238
Total	$144,874

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
Tenant Concentration
For the six months ended June 30, 2026, The Locale, Trimble and Sherman Plaza investment properties each accounted for greater than 10% of our total revenues. On an individual lease basis, XP Power at Trimble, Veeco Instruments at Trimble and Life Time Fitness at Sherman Plaza each accounted for greater than 10% of the base rent of our other investment property portfolio for the six months ended June 30, 2026.
5. Debt
Total debt outstanding as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Debt, gross	$147,395	$122,904
Mortgage discount	(1,527)	(1,637)
Deferred financing costs, net	(1,348)	(1,132)
Total Debt, Net	$144,520	$120,135
As of June 30, 2026, the Company’s outstanding mortgage indebtedness included 12 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2026, and the weighted average interest rates for the maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of June 30, 2026	Weighted average interest rate
2026 (remaining)	$22,575	4.56%
2027	10,785	3.99%
2028	234	—%
2029	45,245	5.82%
2030	28,208	5.88%
Thereafter	40,348	5.12%
Total	$147,395	5.31%
The mortgage loan on Buckhorn Plaza, in the amount of $8,791, matures November 6, 2026. The Company intends to sell this investment property prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13,564, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date.
On April 30, 2026, we obtained a loan secured by a mortgage encumbering Sherman Plaza, one of our retail investment properties, located in Evanston, Illinois. The loan has a principal balance of $25,000 and matures on April 30, 2029, with two 12-month extension options, provided certain criteria are met at the time of each extension. The mortgage requires interest only payments through maturity and principal and interest payments during the extension periods. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.90% for the term of the loan.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
The Company’s ability to pay off the mortgages when they become due is dependent upon the Company’s ability either to refinance the related mortgage debt or to sell the related investment property. With respect to each mortgage loan, if the applicable wholly-owned property-owning subsidiary is unable to refinance or sell the related investment property, or in the event that the estimated value is less than the mortgage balance, the applicable wholly-owned property-owning subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the investment property to the lender or permitting a lender to foreclose. There are no payment guarantees in place on mortgage loans as of June 30, 2026 and December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of June 30, 2026 and December 31, 2025, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of June 30, 2026 and 2025, we had three derivative financial instruments designated as cash flow hedges, which are described below.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026

Property	Original Notional Amount	Maturity Date
The Muse	$19,496	November 1, 2026
Trimble	$20,000	April 6, 2029
Sherman Plaza	$25,000	April 30, 2029
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instruments was $187 and $315 for the three and six months ended June 30, 2026, respectively and as other comprehensive loss was $8 and $60 for the three and six months ended June 30, 2025, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $96 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$255	$—	$255
Classified as “Other liabilities”	$—	$9	$—	$9

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$62	$—	$62
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2026, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and six months ended June 30, 2026 and 2025, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$147,395	$144,936	$122,904	$120,930
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.44% and 6.17% per annum as of June 30, 2026 and December 31, 2025, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.27% to 9.12% and 5.00% to 8.79% as of June 30, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and six months ended June 30, 2026 and 2025, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive loss.
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

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
The CODM uses NOI to evaluate the Company’s investment properties because it reflects comparable revenues and direct operating expenses associated with each individual investment property and for each segment as a whole and provides a means for comparing performance period over period. The CODM reviews NOI to assess operating trends, compare results between periods and evaluate the financial performance of each property/segment to identify opportunities to improve operating results. NOI may also be used in allocating resources between the segments when making decisions regarding capital improvements, leasing initiatives, acquisitions, dispositions and other investment activities. While the CODM does review consolidated GAAP operating results, cash flows and liquidity, NOI is the primary measure used to evaluate segment performance.
The following tables summarize NOI by segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,357	$4,117	$3,240	$7,577	$4,409	$3,168
Tenant recovery income	1,183	214	969	1,384	258	1,126
Other property income	243	243	—	235	234	1
Total income	8,783	4,574	4,209	9,196	4,901	4,295
Repairs and maintenance	637	460	177	620	405	215
Property payroll and benefits	410	360	50	332	291	41
Property insurance	371	162	209	424	190	234
Other property expenses	1,398	880	518	1,264	785	479
Real estate taxes	1,538	543	995	1,495	516	979
Total expenses	$4,354	$2,405	$1,949	$4,135	$2,187	$1,948

NOI	$4,429	$2,169	$2,260	$5,061	$2,714	$2,347

Non-allocated expenses (1)	(6,283)			(6,752)
Other income	251			178
Interest expense	(2,029)			(1,780)
GAAP adjustments to NOI (2)	249			275
Net loss	$(3,383)			$(3,018)

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
(1)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$14,834	$8,307	$6,527	$14,924	$8,902	$6,022
Tenant recovery income	2,696	409	2,287	2,876	513	2,363
Other property income	424	424	—	452	451	1
Total income	$17,954	$9,140	$8,814	$18,252	$9,866	$8,386
Repairs and maintenance	1,344	805	539	1,173	737	436
Property payroll and benefits	766	670	96	674	594	80
Property insurance	801	357	444	796	364	432
Other property expenses	2,897	1,832	1,065	2,588	1,692	896
Real estate taxes	3,021	990	2,031	2,986	1,046	1,940
Total expenses	$8,829	$4,654	$4,175	$8,217	$4,433	$3,784

NOI	$9,125	$4,486	$4,639	$10,035	$5,433	$4,602

Non-allocated expenses (1)	(12,192)			(12,628)
Other income	369			415
Interest expense	(3,746)			(3,616)
GAAP adjustments to NOI (2)	472			524
Net loss	$(5,972)			$(5,270)

Balance Sheet Data
Real estate assets, net (3)	$279,284	$183,217	$96,067	$289,560	$188,737	$100,823
Non-segmented assets (4)	61,013			38,662
Total assets	$340,297			$328,222
Capital expenditures	$502	$393	$109	$8,007	$200	$7,807
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
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. On December 15, 2025, the board of directors increased the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
June 30, 2026
number of authorized shares from 67,000 to 150,000 pursuant to that certain Third Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. As of June 30, 2026, 81,340 shares were available for future issuance under the Incentive Award Plan.
During the six months ended June 30, 2026, the Company granted 448 shares of common stock with an aggregate value of $130 based on an estimated net asset value per share of $0.29. During the six months ended June 30, 2025, the Company granted 1,790 shares of common stock with an aggregate value of $555 based on an estimated net asset value per share of $0.31.
The Company recognized stock-based compensation expense for the six months ended June 30, 2026 and 2025 of $130 and $570, respectively, related to the Incentive Award Plan. For the six months ended June 30, 2025, the Company paid $216 related to withholding for share-based compensation. No withholding taxes were paid during the six months ended June 30, 2026.
10. Repurchase of Shares
There were no common share repurchases during the six months ended June 30, 2026. Common share repurchases during the year ended December 31, 2025 were as follows:

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
On May 19, 2025, in connection with the retirement of one of the Company’s employees, the Company agreed to repurchase and retire 100 shares at a price of $0.28 per share (a discount from the most recent share valuation at the time of the repurchase of $0.31 per share).
On May 7, 2025, in connection with the separation and consulting agreement entered into with our former Chief Executive Officer, Richard Vance we repurchased and retired 6,698 of his total owned shares, at a price of $0.28 per share (a discount from the most recent share valuation at the time of the repurchase of $0.31 per share).
The Company accounts for stock repurchases in accordance with ASC 505 “Equity” by allocating the repurchase price to common stock and additional paid in capital on the consolidated balance sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement.
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
June 30, 2026
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
12. Subsequent Events
On July 9, 2026, the Company, through its subsidiary IVT PPD Hudson Associates, L.L.C., entered into a Lease Agreement (the “Lease”) with GEO Secure Services, LLC (the “Lessee”) for its property located at 3001 Juniper Street, Hudson, CO 80642 (the “Property”). The Lease has an effective date of August 1, 2026 (the “Commencement Date”), and will terminate eighty-eight (88) months after the Commencement Date (the “Term”). Pursuant to the Lease, the Lessee will pay the Company a monthly base rental fee of $250,000 per month (“Base Rent”), beginning four (4) months after the Commencement Date. Base Rent will be increased to $958,333.33 per month beginning on the earlier of (i) the six-month anniversary of the Commencement Date or (ii) the date on which the Property becomes occupied (the “Occupancy Date”). Thereafter, Base Rent shall be increased by 3% on each annual anniversary of the Occupancy Date. Notwithstanding the foregoing, if a certain agreement between the Lessee and an unrelated third party (as described in the Lease) is terminated during the Term, Base Rent shall be decreased to $250,000 per year for the remainder of the Term. In addition to Base Rent, the Lessee will also pay to the Company a sum equal to the total annual taxes for the Property and all improvements thereon and thereto.

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
As of June 30, 2026, our portfolio of investment properties included thirteen multi-family, three retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 8 to our consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
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
Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
Key performance indicators are as follows:

	As of June 30,
	2026	2025
Economic occupancy (1)	72.3%	75.0%
Rent per square foot (2)	$26.58	$26.33
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

Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Net loss	$(3,383)	$(3,018)	$(365)	(12.1)%	$(5,972)	$(5,270)	$(702)	(13.3)%
Net loss increased $0.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due primarily to lower revenues and increased property operating and interest expenses. Partially offsetting these increases was a decrease in general and administrative expenses.
Net loss increased $0.7 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to the same items impacting the three-month period.
Details of these changes are provided below.
The following table presents the changes in our revenues for the three and six months ended June 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Income:
Rental income	$8,789	$9,236	$(447)	(4.8)%	$18,002	$18,324	$(322)	(1.8)%
Other property income	243	235	8	3.4%	424	452	(28)	(6.2)%
Total revenues	$9,032	$9,471	$(439)	(4.6)%	$18,426	$18,776	$(350)	(1.9)%
Total revenues decreased $0.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due primarily to decreased revenue from our multi-family portfolio. Specifically, market conditions affecting the Company’s Denver multifamily portfolio have required us to offer reduced rents and additional concessions. There has been significant construction of new multi-family units in the Denver market over the past few years. As they have reached completion, the market contains an abundance of available units that are newer and in buildings with more amenities than we offer at many of our investment properties, requiring us to reduce our rents to compete with this new product. Additionally, recovery revenue on our Trimble property is lower due to lower expenses at the property.
Total revenues decreased $0.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to the same items impacting the three-month period. Partially offsetting this decrease is the rent commencement on the Life Time Fitness lease at Sherman Plaza.
The following table presents the changes in our expenses for the three and six months ended June 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Expenses:
Property operating expenses	$2,816	$2,641	$175	6.6%	$5,808	$5,232	$576	11.0%
Real estate taxes	1,538	1,494	44	2.9%	3,021	2,985	36	1.2%
Depreciation and amortization	2,914	2,978	(64)	(2.1)%	5,821	5,840	(19)	(0.3)%
General and administrative expenses	3,369	3,774	(405)	(10.7)%	6,371	6,788	(417)	(6.1)%
Total expenses	$10,637	$10,887	$(250)	(2.3)%	$21,021	$20,845	$176	0.8%

Property operating expenses increased $0.2 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to increased repairs and maintenance, security, utilities and payroll at our properties. This increase is partially offset by decreased insurance on our properties due to negotiating lower rates on our portfolio.
Property operating expenses increased $0.6 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to increased repairs and maintenance, security, utilities and payroll at our properties.
Real estate taxes and depreciation and amortization expenses remained consistent during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
General and administrative expenses decreased $0.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due primarily to lower compensation expense in conjunction with stock grants provided to two employees during the three months ended June 30, 2025. No similar stock grants to employees occurred during the three months ended June 30, 2026. Additionally, legal expenses were lower due to fees required during the three months ended June 30, 2025 for amending the employment agreement with our current chief executive officer and the separation and consulting agreement with our former chief executive officer. Partially offsetting these decreases was an increase in salaries and benefits due to annual increases, higher annual meeting costs and higher consulting fees paid for the third-party valuation of our common stock completed during the three months ended June 30, 2026.
General and administrative expenses decreased $0.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to the aforementioned stock grants during the prior year period, decreased salaries and benefits due to the retirement of our former chief executive officer and lower legal expenses as described for the three-month period. These decreases are partially offset by higher annual meeting costs and higher consulting fees paid for the third-party valuation of our common stock, which was not completed during the prior year period.
The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Other income and (expenses):
Other income	$251	$178	$73	41.0%	$369	$415	$(46)	(11.1)%
Interest expense	(2,029)	(1,780)	249	14.0%	$(3,746)	$(3,616)	$130	3.6%
Other income increased $0.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due primarily to higher interest income earned on higher cash balances.
Other income decreased $0.05 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to lower interest income earned on our cash balances due to lower interest rates.
Interest expense increased $0.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due primarily to the Sherman Plaza mortgage entered into on April 30, 2026. Partially offsetting this increase was a decrease in interest expense on our variable rate mortgage for The Muse due to lower variable rates during the period.
Interest expense increased $0.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to the same factors impacting the three-month period. Additionally, offsetting the increase was a decrease in loan fee amortization on our Trimble loan which was extended during 2025 with lower costs than the original loan.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of June 30, 2026, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2026	4	12,208	$331	2.4%	2.4%	$27.11
2027	6	35,044	564	6.8%	4.2%	16.10
2028	6	26,594	482	5.1%	3.6%	18.14
2029	10	60,330	1,470	11.7%	10.8%	24.34
2030	8	57,612	833	11.1%	6.1%	14.45
2031	1	2,441	127	0.5%	0.9%	52.03
2032	3	10,599	225	2.1%	1.7%	21.20
2033	1	815	28	0.2%	0.2%	34.97
2034	1	27,430	483	5.3%	3.6%	17.60
2035	3	11,603	297	2.2%	2.2%	25.62
MTM	1	1,111	14	0.2%	0.1%	12.75
Thereafter	5	270,958	8,712	52.4%	64.2%	32.15
Grand Total	49	516,745	$13,566	100.0%	100.0%	$26.26
The following table represents new and renewed leases that commenced during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	—	—	$—	—	2	63,580	$30.17	14.8
Renewals	2	5,108	27.37	1.0	11	89,439	13.53	3.6
Total	2	5,108	$27.37	1.0	13	153,019	$20.44	8.3
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
Liquidity and Capital Resources
As of June 30, 2026, we had $44.5 million of cash and cash equivalents, and $2.0 million of restricted cash and escrows.
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
Borrowings
Total debt outstanding as of June 30, 2026 and December 31, 2025 was $147.4 million and $122.9 million, respectively, with a weighted average interest rate of 5.31% and 5.25% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 12 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2026, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of June 30, 2026	Weighted average interest rate
2026 (remaining)	$22,575	4.56%
2027	10,785	3.99%
2028	234	—%
2029	45,245	5.82%
2030	28,208	5.88%
Thereafter	40,348	5.12%
Total	$147,395	5.31%
The mortgage loan on Buckhorn Plaza, in the amount of $8.8 million, matures November 6, 2026. The Company intends to sell this investment property prior to this upcoming maturity date. The mortgage loan on Market at Hilliard, in the amount of $13.6 million, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date.
On April 30, 2026, we obtained a loan secured by a mortgage encumbering Sherman Plaza, one of our retail investment properties, located in Evanston, Illinois. The loan has a principal balance of $25.0 million and matures on April 30, 2029, with two 12-month extension options, provided certain criteria are met at the time of each extension. The mortgage requires interest only payments through maturity and principal and interest payments during the extension periods. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.90% for the term of the loan.
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
There are no payment guarantees in place on mortgage loans as of June 30, 2026 and December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the six months ended June 30, 2026 and 2025

	(in thousands)
	Six Months Ended June 30,
	2026	2025
Net cash flows provided by operating activities	$1,273	$374
Net cash flows used in investing activities	(580)	(8,360)
Net cash flows provided by (used in) financing activities	24,117	(2,650)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	24,810	(10,636)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$46,548	$23,592
Cash provided by operating activities was $1.3 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. The increase in cash provided by operating activities is the result of the rent commencement on Life Time Fitness at Sherman Plaza and lower general and administrative expenses. This increase is partially offset by reduced revenue from our Denver multi-family portfolio and higher property operating expenses.
Cash used in investing activities was $0.6 million for the six months ended June 30, 2026, compared to $8.4 million for the six months ended June 30, 2025. Cash used in investing activities decreased by $7.8 million compared to the same period in 2025, due to less cash spent for capital expenditures, tenant improvements and leasing commissions during the six months ended June 30, 2026.
Cash provided by financing activities was $24.1 million for the six months ended June 30, 2026, compared to cash used in financing activities of $2.7 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company closed on a mortgage loan encumbering its Sherman Plaza investment property, receiving total proceeds of $25 million and paying $0.4 million in debt issuance costs. During the six months ended June 30, 2025, the Company utilized $2 million to repurchase shares of our common stock from two former employees and used $0.2 million for employee stock grants. Principal payments on debt were relatively consistent in each period.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less at the date of purchase to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Distributions
For the six months ended June 30, 2026 and 2025, no cash distributions were paid by the Company.

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
We believe that FFO and AFFO are useful measures of our investment properties’ operating performance because they exclude noncash items from GAAP net income. Neither FFO nor AFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO and AFFO. The Company may not present AFFO if the events and transactions of the reporting period do not include the related reconciling items.
The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Highlands REIT, Inc. common stockholders	$(3,378)	$(3,020)	$(5,964)	$(5,271)
Depreciation and amortization (1)	2,903	2,966	5,800	5,815
Funds From Operations	$(475)	$(54)	$(164)	$544

Funds From Operations per weighted average common shares, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average number of common shares outstanding, basic and diluted	722,400	720,973	722,302	722,638
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliation to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive loss and cash flows, include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measure. These non-GAAP financial measures reflect an additional way of viewing our operations that we believe, when viewed with our GAAP results and the reconciliation to the corresponding GAAP financial measure, provides a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2026, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.71%, a variable-rate mortgage loan of $25.0 million, which has been swapped to a fixed rate of 5.90% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on June 30, 2026 was 5.65%.
With regard to our variable-rate financing, we assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding and forecasted debt obligations.
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
As of June 30, 2026, we had three derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million, $25.0 million and $19.5 million and maturity dates of April 6, 2029, April 30, 2029 and November 1, 2026, respectively. The fair value of the derivatives included in deferred costs and other assets, net was $0.3 million and the fair value of the derivatives included in other liabilities in the accompanying consolidated balance sheets was $0.009 million as of June 30, 2026. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934).
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We endeavor to publish an estimated per share value of our common stock to assist broker dealers to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”). On May 12, 2026, we announced an estimated value of our common stock as of March 31, 2026 equal to $0.29 per share on a fully diluted basis.
The Board of Directors (the “Board”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of March 31, 2026. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Board and the audit committee of the Board (the “Audit Committee”) by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated as of May 4, 2026, reflects values as of March 31, 2026. Real Globe does not have any material direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and the Company or any of our directors, on the other.
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
Generally, Real Globe estimated the value of the Company’s wholly-owned real estate and real estate-related assets, using a discounted cash flow, or “DCF”, of projected net operating income, less capital expenditures, for the ten-year period ending March 31, 2036, and applying a market-supported discount rate and capitalization rate. In the unique instances that a discounted cash flow methodology was not deemed to be the most appropriate valuation methodology, including, but not limited to, the valuation of the land and the Company’s correctional facility asset, a sales comparison approach was primarily utilized. For all other assets, comprised of working capital (which includes cash and other current assets net of current liabilities), fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments.
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
Generally, net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of March 31, 2026. Real Globe then applied a discount rate and terminal capitalization rate sensitivity analysis by adding and subtracting 50 basis points to the terminal capitalization rate and discount rate for assets where the concluded value was solely derived based on the discounted cash flow methodology, resulting in a value range equal to $0.34 - $0.42 per share on a fully diluted basis. The mid-point in that range was $0.38 per share. For reporting purposes, all per share numbers are rounded to the nearest cent.
The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. The following chart presents the impact of changes to our share price based on variations in the terminal capitalization and discount rates within the range of values determined by Real Globe:

	Range of Value and Rates
	Not Including Certain Estimated Corporate-Level Transaction Costs
	Low	Midpoint	High
Share Price	$0.34	$0.38	$0.42
Terminal Capitalization Rate	7.06%	6.56%	6.06%
Discount Rate	7.93%	7.43%	6.93%
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

Final Range of Value
Per Share
Low	$0.29
Midpoint	$0.33
High	$0.37
On May 7, 2026, the Audit Committee met to review and discuss Real Globe’s report. Following this review, and considering management’s support of Real Globe’s analysis, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of March 31, 2026 equal to $0.29 per share on a fully diluted basis.
At a full meeting of our Board held on May 7, 2026, the Audit Committee made a recommendation to the Board that the Board adopt and the Company publish an estimate of per share value as of March 31, 2026 equal to $0.29 per share on a fully diluted basis. The Board unanimously adopted this recommendation of estimated per share value, which falls within the range of per share net asset values for the Company’s common stock that Real Globe provided in its report. In establishing the estimated per share value below the midpoint of the range, the Audit Committee and Board considered many factors including difficulties the Company has encountered in transacting on its assets, unfavorable market conditions and trends affecting the Company’s Denver multifamily portfolio, significant leasing risk associated with certain assets in the portfolio, difficulties the Company has had in liquidating its assets and the lack of sufficient comparable sales for certain of the Company’s investment properties.

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
The estimated value per share was accepted by our Board on May 7, 2026, with an effective date of March 31, 2026, and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual investment properties as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value within approximately one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
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

Date
/s/ Robert J. Lange	August 11, 2026
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	August 11, 2026
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)