Form 10-Q
period 2026-09-30
Highlands REIT, Inc.
filed 2026-11-13
CIK 1661458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 11, 2026, there were 591,675,737 shares of the registrant’s common stock outstanding.

i

HIGHLANDS REIT, INC.
Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)

Investment properties
Land	$82,176	$83,792
Building and other improvements	285,159	298,845
Construction in progress	—	64
Total	367,335	382,701
Less accumulated depreciation	(96,524)	(98,361)
Net investment properties	270,811	284,340
Cash and cash equivalents	51,997	19,504
Restricted cash and escrows	2,200	2,234
Accounts receivable (net of allowance of $322 and $292 as of September 30, 2026 and December 31, 2025, respectively)	9,604	8,068
Intangible assets, net	133	164
Deferred costs and other assets, net	6,703	5,935
Total assets	$341,448	$320,245

Liabilities
Debt, net	$140,633	$120,135
Accounts payable and accrued expenses	8,228	6,076
Other liabilities	2,030	1,887
Total liabilities	150,891	128,098

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 1,000,000 shares authorized, 722,651 and 722,203 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7,226	7,222
Additional paid-in capital	1,390,230	1,390,104
Accumulated distributions in excess of net income	(1,206,862)	(1,203,970)
Accumulated other comprehensive income (loss)	1,093	(101)
Total Highlands REIT, Inc. stockholders’ equity	191,687	193,255
Noncontrolling interests	(1,130)	(1,108)
Total equity	190,557	192,147
Total liabilities and equity	$341,448	$320,245

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$9,964	$9,016	$27,966	$27,340
Other property income	286	250	710	702
Total revenues	10,250	9,266	28,676	28,042

Expenses
Property operating expenses	2,889	2,975	8,697	8,207
Real estate taxes	781	1,504	3,802	4,489
Depreciation and amortization	2,903	2,997	8,724	8,837
General and administrative expenses	2,819	2,638	9,190	9,426
Total expenses	9,392	10,114	30,413	30,959
Income (loss) from operations	858	(848)	(1,737)	(2,917)
Gain on sale of investment properties, net	4,053	—	4,053	—
Other income	328	175	697	590
Interest expense	(2,181)	(1,749)	(5,927)	(5,365)
Net income (loss)	3,058	(2,422)	(2,914)	(7,692)
Net loss attributable to noncontrolling interests	14	4	22	3
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$3,072	$(2,418)	$(2,892)	$(7,689)
Net income (loss) per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	722,651	718,665	722,420	721,299

Comprehensive loss
Net income (loss)	$3,058	$(2,422)	$(2,914)	$(7,692)
Unrealized income (loss) on derivatives	879	(113)	1,194	(173)
Total other comprehensive income (loss)	879	(113)	1,194	(173)
Comprehensive income (loss)	3,937	(2,535)	(1,720)	(7,865)
Comprehensive loss attributable to noncontrolling interests	14	4	22	3
Comprehensive income (loss) attributable to Highlands REIT, Inc. common stockholders	$3,951	$(2,531)	$(1,698)	$(7,862)

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Consolidated Statements of Equity (unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	724,321	$7,243	$1,390,536	$(1,192,873)	$47	$204,953	$(1,108)	$203,845
Net loss	—	—	—	(2,251)	—	(2,251)	(1)	(2,252)
Other comprehensive loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2025	724,321	$7,243	$1,390,536	$(1,195,124)	$(5)	$202,650	$(1,109)	$201,541
Net income (loss)	—	—	—	(3,020)	—	(3,020)	2	(3,018)
Other comprehensive loss	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation	1,142	11	343	—	—	354	—	354
Repurchase of shares	(6,798)	(68)	(1,835)	—	—	(1,903)	—	(1,903)
Balance at June 30, 2025	718,665	$7,186	$1,389,044	$(1,198,144)	$(13)	$198,073	$(1,107)	$196,966
Net loss	—	—	—	(2,418)	—	(2,418)	(4)	$(2,422)
Other comprehensive loss	—	—	—	—	(113)	(113)	—	(113)
Balance at September 30, 2025	718,665	$7,186	$1,389,044	$(1,200,562)	$(126)	$195,542	$(1,111)	$194,431

Balance at January 1, 2026	722,203	$7,222	$1,390,104	$(1,203,970)	$(101)	$193,255	$(1,108)	$192,147
Net loss	—	—	—	(2,586)	—	(2,586)	(3)	(2,589)
Other comprehensive income	—	—	—	—	128	128	—	128
Balance at March 31, 2026	722,203	$7,222	$1,390,104	$(1,206,556)	$27	$190,797	$(1,111)	$189,686
Net loss	—	—	—	(3,378)	—	(3,378)	(5)	(3,383)
Other comprehensive income	—	—	—	—	187	187	—	187
Share-based compensation	448	4	126	—	—	130	—	130
Balance at June 30, 2026	722,651	$7,226	$1,390,230	$(1,209,934)	$214	$187,736	$(1,116)	$186,620
Net income (loss)	—	—	—	3,072	—	3,072	(14)	3,058
Other comprehensive income	—	—	—	—	879	879	—	879
Balance at September 30, 2026	722,651	$7,226	$1,390,230	$(1,206,862)	$1,093	$191,687	$(1,130)	$190,557
See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,914)	$(7,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,724	8,837
Amortization of market leases	8	4
Amortization of debt discounts and financing costs	426	423
Straight-line rental income	(2,051)	(783)
Gain on sale of investment properties, net	(4,053)	—
Non-cash stock-based compensation expense	130	570
Changes in assets and liabilities:
Accounts and rents receivable, net	515	(72)
Deferred costs and other assets, net	317	(626)
Accounts payable and accrued expenses	2,066	3,195
Other liabilities	146	57
Net cash flows provided by operating activities	$3,314	$3,913
Cash flows from investing activities:
Capital expenditures and tenant improvements	(753)	(8,209)
Proceeds from sale of investment properties, net	1,307	—
Payment of leasing fees	(213)	(431)
Net cash flows provided by (used in) investing activities	$341	$(8,640)
Cash flows from financing activities:
Payment of debt issuance costs	(433)	(145)
Proceeds from debt	30,000	—
Repurchase of shares	—	(1,903)
Principal payments of debt	(763)	(730)
Payment for tax withholding for share-based compensation	—	(216)
Net cash flows provided by (used in) financing activities	$28,804	$(2,994)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	32,459	(7,721)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$54,197	$26,507

Cash and cash equivalents	$51,997	$23,824
Restricted cash and escrows	2,200	2,683
Cash and cash equivalents and restricted cash and escrows, at end of period	$54,197	$26,507

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.

Consolidated Statements of Cash Flows (unaudited) (continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flows information:
Cash paid for interest	$5,423	$4,988

Supplemental schedule of non-cash investing and financing activities:
Non-cash accruals for capital expenditures and tenant improvements	$191	$959
Repayment of mortgage debt on disposed properties	$8,732	$—

See accompanying notes to the consolidated financial statements.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
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
Each investment property is owned by a separate legal entity which maintains its own books and financial records, and each entity’s assets are not available to satisfy the liabilities of other affiliated entities. With the exception of one investment property we own through a variable interest entity with a third-party partner (the “Corvue Venture”), we are the sole owner of each of these separate legal entities.  As of September 30, 2026, we have an approximate 95% interest in the Corvue Venture and have funded equity contributions to the Corvue Venture in the approximate amount of $10,200. See Note 2 for additional information regarding the basis of presentation of the Corvue Venture, which is consolidated in the accompanying consolidated financial statements.
As of September 30, 2026 and December 31, 2025, the Company owned 17 and 18 investment properties, respectively, and one parcel of unimproved land.
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
September 30, 2026
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
Consolidation
As of September 30, 2026 and December 31, 2025, we have determined we are the primary beneficiary of one VIE, the Corvue Venture, and have consolidated the operations of this entity in the accompanying consolidated financial statements. The Corvue Venture owns The Locale, a multi-family investment property located in Allendale, Michigan. We reviewed the operating agreement of the Corvue Venture in order to determine our rights and the rights of our third-party partner, including whether those rights are protective or participating. We have determined we are the primary beneficiary of the Corvue Venture because we have (a) the power to direct the activities that most significantly impact the economic performance of the Corvue Venture, (b) the obligation to absorb the losses that could be significant to the Corvue Venture and (c) the right to receive the benefits that could be significant to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2026 is $21,443 of assets and $18,301 of liabilities related to the Corvue Venture. Included in total assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2025 is $21,803 of assets and $18,051 of liabilities related to the Corvue Venture. The assets of the Corvue Venture may only be used to settle obligations of the Corvue Venture and the creditors of the Corvue Venture have no recourse to the general credit of the Company.
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
Recently Issued Accounting Pronouncements
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The objective of this ASU is to clarify and improve the hedge accounting guidance in Topic 815 and to address implementation issues identified following the issuance of ASU 2017-12. The amendments in ASU 2025-09 address five discrete issues and are intended to better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges. ASU 2025-09 is effective for public business entities for fiscal years beginning after December 15, 2026, and for other entities for fiscal years beginning after December 15, 2027. Early adoption in interim periods is permitted. The amendments in this ASU apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
guidance to existing hedging relationships as of the adoption date. The Company is currently analyzing the impact adoption will have, but we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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
3. Disposed Investment Properties
The following table reflects investment property dispositions during three and nine months ended September 30, 2026. The Company recognized a net gain on sale of investment properties of $4,053.

Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Buckhorn Plaza	Bloomsburg, PA	September 11, 2026	$10,600	$1,307	$4,053
There were no investment property dispositions during the three and nine months ended September 30, 2025.
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Accrued real estate taxes	$3,399	$3,920
Accrued compensation	2,484	276
Accrued interest payable	633	554
Other accrued expenses	1,712	1,326
Total accounts payable and accrued expenses	$8,228	$6,076
5. Leases
Leasing as a lessor
We lease multi-family investment properties under operating leases with terms of generally one year or less. We lease commercial investment properties under operating leases with remaining lease terms that range from less than one year to fourteen years as of September 30, 2026 and from less than one year to fifteen years as of September 30, 2025.
Certain of the Company’s commercial leases provide the tenant with one or more multi-year renewal options to extend their lease, subject to generally the same terms and conditions as the initial lease, potentially including rent increases.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income related to fixed lease payments	$8,874	$7,636	$24,180	$23,084
Rental income related to variable lease payments (1)	1,090	1,380	3,786	4,256
Other	286	250	710	702
Total revenues	$10,250	$9,266	$28,676	$28,042
(1)    Variable lease payments are comprised of tenant recovery income.
Future Minimum Rental Income
As of September 30, 2026, commercial operating leases provide for future minimum rental income, assuming no expiring leases are renewed, as follows. Multi-family residential leases are not included as the terms are generally for one year or less.

2026 (remaining)	$3,503
2027	23,659
2028	24,565
2029	24,820
2030	24,014
Thereafter	123,591
Total	$224,152
Tenant Concentration
For the nine months ended September 30, 2026, XP Power at Trimble, Veeco Instruments at Trimble and Life Time Fitness at Sherman Plaza each accounted for greater than 10% of the annualized base rent of our other investment property portfolio.
6. Debt
Total debt outstanding as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Debt, gross	$143,409	$122,904
Mortgage discount	(1,472)	(1,637)
Deferred financing costs, net	(1,304)	(1,132)
Total Debt, Net	$140,633	$120,135
As of September 30, 2026, the Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2026, and the weighted average interest rates for the

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
maturing debt in each specified period:

Debt maturing during the year ended December 31,	As of September 30, 2026	Weighted average interest rate
2026 (remaining)	$13,589	4.70%
2027	10,785	3.99%
2028	234	—%
2029	50,245	5.87%
2030	28,208	5.88%
Thereafter	40,348	5.15%
Total	$143,409	5.41%
On September 11, 2026, we sold Buckhorn Plaza and simultaneously repaid the mortgage loan, which was set to mature on November 6, 2026. The principal amount outstanding at the time the mortgage was repaid was $8,732.
The mortgage loan on Market at Hilliard, in the amount of $13,477, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date. The mortgage loan on The Detroit, in the amount of $10,618, matures September 1, 2027. The Company anticipates it will refinance this mortgage loan prior to the maturity date.
On April 30, 2026, we obtained a loan secured by a mortgage encumbering Sherman Plaza, one of our retail investment properties, located in Evanston, Illinois. The loan had a principal balance of $25,000 and matures on April 30, 2029, with two 12-month extension options, provided certain criteria are met at the time of each extension. The mortgage requires interest only payments through maturity and principal and interest payments during the extension periods. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.90% for the term of the loan. On August 24, 2026, we entered into an amendment to the mortgage loan to increase the principal balance by $5,000, payment of which is fully guaranteed by Highlands, to a total of $30,000. All other terms of the loan remain unchanged. In conjunction with the amendment, we modified the swap arrangement to include the additional proceeds. The fixed rate on the total $30,000 mortgage, factoring in the swap arrangement is 5.97% for the term of the loan.
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
As of September 30, 2026, Highlands guaranteed one mortgage loan up to $5,000 and all other mortgage debt was non-recourse to the Company. There were no payment guarantees in place on mortgage loans as of December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios and minimum net worth requirements. As of September 30, 2026 and December 31, 2025, the Company was in compliance with such covenants.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not enter into derivative financial instruments for speculative purposes. As of September 30, 2026 we had three derivative financial instruments and as of September 30, 2025 we had two derivative financial instruments designated as cash flow hedges, which are described below.

Property	Original Notional Amount	Maturity Date
The Muse (also in effect at September 30, 2025)	$19,496	November 1, 2026
Trimble (also in effect at September 30, 2025)	$20,000	April 6, 2029
Sherman Plaza	$30,000	April 30, 2029
Subsequent to the end of the quarter, and upon its maturity, the Company purchased a new interest cap contract for The Muse, as required by the loan documents. The contract now expires on November 1, 2028 and continues to cap the interest at 7.44%.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. The amount recorded as other comprehensive income related to our derivative financial instruments was $879 and $1,194 for the three and nine months ended September 30, 2026, respectively and as other comprehensive loss was $113 and $173 for the three and nine months ended September 30, 2025, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $333 will be reclassified as a decrease to interest expense over the next twelve months.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Deferred costs and other assets, net”	$—	$1,113	$—	$1,113

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative financial instruments designated as cash flow hedges:
Classified as “Other liabilities”	$—	$62	$—	$62
The fair value of our derivative financial instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivative fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivative also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2026, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instrument was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instrument. As a result, it was determined that the derivative financial instrument in its entirety should be classified in Level 2 of the fair value hierarchy.
Non-Recurring Measurements
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During the three and nine months ended September 30, 2026 and 2025, events and circumstances indicated that certain investment properties might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down assets to fair value.
Financial Liabilities Disclosed at Fair Value on a Recurring Basis
The table below presents the fair value of financial instruments that are presented at carrying values in the consolidated financial statements as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$143,409	$139,724	$122,904	$120,930

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
The Company estimates the fair value of its debt instruments using a weighted average market effective interest rate of 6.95% and 6.17% per annum as of September 30, 2026 and December 31, 2025, respectively. The Company estimates the fair value of its mortgage loans by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are based on credit spreads observed in the marketplace during the quarter for similar debt instruments, and a floor rate that the Company has derived using its subjective judgment for each asset segment. Based on this, the Company determines the appropriate rate for each of its individual mortgage loans based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The weighted average market effective interest rates used range from 5.85% to 9.23% and 5.00% to 8.79% as of September 30, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2026 and 2025, no income tax benefit or expense was included in the consolidated statements of operations and comprehensive income (loss).
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
The following tables summarize NOI by segment for the three and nine months ended September 30, 2026 and 2025.

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$7,304	$4,060	$3,244	$7,393	$4,211	$3,182
Tenant recovery income	1,089	246	843	1,380	298	1,082
Other property income	286	241	45	250	250	—
Total income	8,679	4,547	4,132	9,023	4,759	4,264
Repairs and maintenance	769	607	162	708	511	197
Property payroll and benefits	413	370	43	409	372	37
Property insurance	303	140	163	430	195	235
Other property expenses	1,404	983	421	1,428	885	543
Real estate taxes	781	459	322	1,504	531	973
Total expenses	$3,670	$2,559	$1,111	$4,479	$2,494	$1,985

NOI	$5,009	$1,988	$3,021	$4,544	$2,265	$2,279

Non-allocated expenses (1)	(5,722)			(5,635)
Gain on sale of investment properties, net (2)	4,053			—
Other income	328			175
Interest expense	(2,181)			(1,749)
GAAP adjustments to NOI (3)	1,571			243
Net loss	$3,058			$(2,422)

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
(1)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Total	Multi-family	Other	Total	Multi-family	Other
Rental income	$22,138	$12,367	$9,771	$22,317	$13,113	$9,204
Tenant recovery income	3,786	656	3,130	4,256	811	3,445
Other property income	710	665	45	701	701	—
Total income	$26,634	$13,688	$12,946	$27,274	$14,625	$12,649
Repairs and maintenance	2,113	1,412	701	1,881	1,248	633
Property payroll and benefits	1,180	1,040	140	1,082	966	116
Property insurance	1,104	497	607	1,227	559	668
Other property expenses	4,300	2,815	1,485	4,017	2,577	1,440
Real estate taxes	3,802	1,449	2,353	4,489	1,577	2,912
Total expenses	$12,499	$7,213	$5,286	$12,696	$6,927	$5,769

NOI	$14,135	$6,475	$7,660	$14,578	$7,698	$6,880

Non-allocated expenses (1)	(17,914)			(18,263)
Gain on sale of investment properties, net (2)	4,053			—
Other income	697			590
Interest expense	(5,927)			(5,365)
GAAP adjustments to NOI (3)	2,042			768
Net loss	$(2,914)			$(7,692)

Balance Sheet Data
Real estate assets, net (4)	$270,944	$181,857	$89,087	$287,005	$187,422	$99,583
Non-segmented assets (5)	70,504			40,936
Total assets	$341,448			$327,941
Capital expenditures	$753	$638	$115	$8,209	$511	$7,698
(1)Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.
(2)Gain on sale of investment property reflects the September 2026 sale of Buckhorn Plaza.
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
Under the Incentive Award Plan, the Company was initially authorized to grant up to 43,000 shares of the Company’s common stock pursuant to awards under the Incentive Award Plan. On August 12, 2021, the board of directors increased the authorized

HIGHLANDS REIT, INC.
Notes to Consolidated Financial Statements (unaudited)
(Amounts in thousands, except square footage and per share amounts)
September 30, 2026
number of shares of its common stock under the Incentive Award Plan from 43,000 to 67,000 pursuant to that certain Second Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. On December 15, 2025, the board of directors increased the number of authorized shares from 67,000 to 150,000 pursuant to that certain Third Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan. As of September 30, 2026, 81,340 shares were available for future issuance under the Incentive Award Plan.
During the nine months ended September 30, 2026, the Company granted 448 shares of common stock with an aggregate value of $130 based on an estimated net asset value per share of $0.29. During the nine months ended September 30, 2025, the Company granted 1,790 shares of common stock with an aggregate value of $555 based on an estimated net asset value per share of $0.31.
The Company recognized stock-based compensation expense for the nine months ended September 30, 2026 and 2025 of $130 and $570, respectively, related to the Incentive Award Plan. For the nine months ended September 30, 2025, the Company paid $216 related to withholding for share-based compensation. No withholding taxes were paid during the nine months ended September 30, 2026.
11. Repurchase of Shares
There were no common share repurchases during the nine months ended September 30, 2026. Common share repurchases during the year ended December 31, 2025 were as follows:

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
September 30, 2026
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
On September 1, 2026, the Company announced that it had commenced a self-tender offer (the “Offer”) to purchase for cash up to $25,000 in value of the Company’s common stock. The Company was offering to purchase up to 125,000 shares of common stock at a purchase price equal to $0.20 per share. If more than 125,000 shares were properly tendered in the Offer and not properly withdrawn, the Company had the ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding common stock without amending or extending the Offer in accordance with rules promulgated by the Securities and Exchange Commission. The Offer expired on September 29, 2026. The terms and conditions of the Offer are further described in the Tender Offer Statement on Schedule TO filed by the Company on September 1, 2026. On October 1, 2026, the Company accepted for purchase 135,381 shares of common stock and used cash on hand of approximately $27,076 to repurchase the common stock. On November 5, 2026, the Company accepted for purchase 3,290 additional shares of common stock that were validly tendered prior to the expiration of the Offer but not reported to the Company for repurchase due to administrative errors by third parties. The Company used cash on hand of approximately $641 to repurchase these additional shares, and approximately $16 of the purchase price was paid by the depository for the Offer.
13. Subsequent Events
On October 1, 2026, the Company repurchased 135,381 shares of its outstanding common stock at a price of $0.20 per share, in conjunction Offer. The Company utilized approximately $27,076 of cash on hand to fund this common stock repurchase. On November 5, 2026, the Company accepted for purchase 3,290 additional shares of common stock that were validly tendered prior to the expiration of the Offer but not reported to the Company for repurchase due to administrative errors by third parties. The Company utilized approximately $641 of cash on hand to fund this common stock repurchase, and approximately $16 of the purchase price was paid by the depositary for the Offer.
On October 30, 2026, the Company’s board of directors approved the Fourth Amendment to the Incentive Award Plan, which, among other things, increased the number of shares of common stock authorized for issuance under the Incentive Award Plan from 150,000 to 200,000. On October 30, 2026, the Company filed a registration statement on Form S-8 to register the additional 50,000 shares.

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
On September 1, 2026, we launched another self-tender offer. On October 1, 2026, the Company accepted for purchase 135.4 million shares of common stock at a price per share of $0.20. The Company used cash on hand of approximately $27.1 million to repurchase the stock. On November 5, 2026, the Company accepted for purchase 3.3 million additional shares of common stock that were validly tendered prior to the expiration of the offer but not reported to the Company for repurchase due to administrative errors by third parties. The Company used cash on hand of approximately $0.6 million to repurchase these additional shares, and approximately $0.02 million of the purchase price was paid by the depositary for the offer.
We will evaluate the results of these tender offers when considering the manner and timing of potential future liquidity options. Our ability to execute on future liquidity events will be influenced by external and macroeconomic factors, including, among others, interest rate movements, inflation, local, regional, national and global economic performance and real estate markets, government policy changes and competitive factors and we may be unable to execute such a transaction on terms we find attractive for our stockholders.
As of September 30, 2026, our portfolio of investment properties included thirteen multi-family, two retail and one office property, one correctional facility and one parcel of unimproved land. We currently have two business segments, consisting of multi-family and other. We may have additional or fewer segments in the future to the extent we enter into additional real property sectors, dispose of investment properties, or change the character of our investment properties. For the complete presentation of our reportable segments, see Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

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
Acquisition and Disposition Activity
There were no asset acquisitions during the three and nine months ended September 30, 2026 and 2025.
During the three and nine months ended September 30, 2026, consistent with our strategy of disposing of legacy “non-core” investment properties, we sold the following investment property:

			(dollar amounts in thousands)
Property	Location	Disposition Date	Gross Disposition Price	Sale Proceeds, Net	Gain on Sale
Buckhorn Plaza	Bloomsburg, PA	September 11, 2026	$10,600	$1,307	$4,053
There were no investment property dispositions during the three and nine months ended September 30, 2025.
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Key performance indicators are as follows:

	As of September 30,
	2026	2025
Economic occupancy (1)	93.6%	73.4%
Rent per square foot (2)	$21.90	$26.46
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
The significant increase in occupancy from September 30, 2025 to September 30, 2026 is the result of signing a lease with Geo Secure Services, LLC (“Geo”) at our Hudson correctional facility investment property. This lease represents an increase in occupancy of approximately 21% year over year. The rent per square foot shows a decrease during this same period because rent has not commenced for this new lease.
Consolidated Results of Operations
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Net income (loss)	$3,058	$(2,422)	$5,480	226.3%	$(2,914)	$(7,692)	$4,778	62.1%
Net income increased $5.5 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due primarily to the gain on sale recorded in conjunction with the sale of Buckhorn Plaza in September 2026. Additionally, the increase is due to higher revenues and lower real estate tax expense. Partially offsetting these increases was an increase in general and administrative and interest expenses.
Net loss decreased $4.8 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to the same items impacting the three-month period.
Details of these changes are provided below.

The following table presents the changes in our revenues for the three and nine months ended September 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Income:
Rental income	$9,964	$9,016	$948	10.5%	$27,966	$27,340	$626	2.3%
Other property income	286	250	36	14.4%	710	702	8	1.1%
Total revenues	$10,250	$9,266	$984	10.6%	$28,676	$28,042	$634	2.3%
Total revenues increased $1.0 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due primarily to straight-line rent recorded in conjunction with the lease commencement with Geo at our Hudson correctional facility. This increase in revenue is partially offset by decreased revenue from our multi-family portfolio and the sale of Buckhorn Plaza on September 11, 2026. Specifically, market conditions affecting the Company’s Denver multifamily portfolio have required us to offer reduced rents and additional concessions. There has been significant construction of new multi-family units in the Denver market over the past few years. As they have reached completion, the market contains an abundance of available units that are newer and in buildings with more amenities than we offer at many of our investment properties, requiring us to reduce our rents to compete with this new product.
Total revenues increased $0.6 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to the same items impacting the three-month period.
The following table presents the changes in our expenses for the three and nine months ended September 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Expenses:
Property operating expenses	$2,889	$2,975	$(86)	(2.9)%	$8,697	$8,207	$490	6.0%
Real estate taxes	781	1,504	(723)	(48.1)%	3,802	4,489	(687)	(15.3)%
Depreciation and amortization	2,903	2,997	(94)	(3.1)%	8,724	8,837	(113)	(1.3)%
General and administrative expenses	2,819	2,638	181	6.9%	9,190	9,426	(236)	(2.5)%
Total expenses	$9,392	$10,114	$(722)	(7.1)%	$30,413	$30,959	$(546)	(1.8)%
Property operating expenses decreased $0.1 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to decreased insurance on our properties due to negotiating lower rates on our portfolio and decreased security costs as a result of leasing our Hudson correctional facility. Partially offsetting this decrease was increased costs associated with repairs and maintenance at our properties.
Property operating expenses increased $0.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to increased repairs and maintenance, security, utilities and payroll at our properties. This increase is partially offset by decreased insurance premiums on our portfolio.
Real estate taxes decreased $0.7 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to successful appeal of our Cook County Illinois property taxes on Sherman Plaza resulting in a reduction in the assessed value of the property for the prior year, requiring an adjustment down of our prior estimate for taxes. Partially offsetting this reduction was an increase in tax consulting fees for achieving this tax savings.
Real estate taxes decreased $0.7 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily for the same reasons impacting the three month period.
Depreciation and amortization expense decreased $0.1 million and $0.1 million for the three and nine months ended September 30, 2026 and 2025, respectively, due to the sale of Buckhorn Plaza in September and certain assets being fully amortized.

General and administrative expenses increased $0.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due primarily to higher compensation expense in conjunction with bonuses paid to certain employees during the three months ended September 30, 2026 and no such bonuses being paid during the three months ended September 30, 2025 and annual salary increases. Additionally, travel expenses were higher due to increased travel required to secure the lease at our Hudson correctional facility and transition the facility to the tenant. Partially offsetting these increases were decreases in consulting fees due to our arrangement with our former chief executive officer and lower legal expenses.
General and administrative expenses decreased $0.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to lower compensation expense in conjunction with stock grants provided to two employees during the nine months ended September 30, 2025. No similar stock grants occurred during the nine months ended September 30, 2026. Additionally, legal expenses were lower due to fees required during the nine months ended September 30, 2025 for amending the employment agreement with our current chief executive officer and the separation and consulting agreement with our former chief executive officer. Partially offsetting these decreases was increased compensation resulting from the aforementioned bonuses and annual increases, increased travel to secure the lease at Hudson, increased annual meeting costs and higher consulting fees paid for the third-party valuation of our common stock completed during the second quarter of 2026. No valuation was prepared during the prior year period.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2026 and 2025.

	(dollar amounts in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Other income and (expenses):
Gain on sale of investment properties, net	$4,053	$—	$4,053	—%	$4,053	$—	$4,053	(100.0)%
Other income	$328	$175	$153	87.4%	$697	$590	$107	18.1%
Interest expense	(2,181)	(1,749)	432	24.7%	$(5,927)	$(5,365)	$562	10.5%
The gain on sale of investment properties of $4.1 million during the three and nine months ended September 30, 2026 resulted from the sale of Buckhorn Plaza in September 2026. There were no investment property dispositions during the three and nine months ended September 30, 2025.
Other income increased $0.2 million and $0.1 million for the three and nine months ended September 30, 2026 , as compared to three and nine months ended September 30, 2025, respectively, due primarily to higher interest income earned on higher cash balances.
Interest expense increased $0.4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due primarily to the Sherman Plaza mortgage entered into on April 30, 2026 and the increase to that mortgage that occurred in August 2026. Partially offsetting this increase was a decrease in interest expense on our variable rate mortgage for The Muse due to lower variable rates during the period and a decrease resulting from the sale of Buckhorn Plaza in September 2026.
Interest expense increased $0.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to the same factors impacting the three-month period. Additionally, offsetting the increase was a decrease in loan fee amortization on our Trimble loan which was extended during 2025 with lower costs than the original loan.

Leasing Activity
Our primary source of funding for our property-level operating activities and debt payments is rent collected pursuant to our tenant leases. The following table represents scheduled tenant lease expirations, excluding multi-family residential leases, as of September 30, 2026, assuming none of the tenants exercise renewal options:

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area (GLA) of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2026	2	4,208	$117	0.6%	0.9%	$27.73
2027	3	26,944	401	3.6%	3.1%	14.88
2028	3	7,597	257	1.0%	2.0%	33.76
2029	9	53,130	1,370	7.1%	10.5%	25.78
2030	4	26,283	426	3.5%	3.3%	16.20
2031	3	6,221	201	0.8%	1.5%	32.36
2032	3	10,599	229	1.4%	1.8%	21.59
2033	2	301,844	28	40.2%	0.2%	0.09
2034	2	30,780	630	4.1%	4.8%	20.47
2035	3	11,603	297	1.5%	2.3%	25.62
MTM	1	1,111	14	0.1%	0.1%	12.75
Thereafter	5	270,958	9,042	36.1%	69.5%	33.37
Grand Total	40	751,278	$13,012	100.0%	100.0%	$17.32
The following table represents new and renewed leases that commenced during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term	# of Leases	Gross Leasable Area	Rent per square foot	Weighted Average Lease Term
New	3	308,407	$38.52	7.4	2	63,580	$30.17	14.8
Renewals	2	5,108	27.37	1.0	13	96,817	13.78	3.7
Total	5	313,515	$38.34	7.3	15	160,397	$20.28	8.1
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
Liquidity and Capital Resources
As of September 30, 2026, we had $52.0 million of cash and cash equivalents, and $2.2 million of restricted cash and escrows.
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
Material Cash Requirements
In April 2025, the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer, Richard Vance. As part of this agreement, Mr. Vance was paid a consulting fee totaling $0.8 million covering the remainder of the 2025 fiscal year. Mr. Vance will also be paid $0.1 million quarterly during the 2026 and 2027 fiscal years. Also, as part of the agreement, the Company agreed to repurchase 6.7 million shares of Mr. Vance’s common stock, at a price of $0.28 per share (a discount from the most recent share valuation of $0.31 per share) for a total of $1.9 million and may repurchase additional shares beginning in 2029, as stated in the agreement. The Company agreed to pay Mr. Vance’s COBRA premiums for a period of 18-months from the effective date of the agreement.
On September 1, 2026, the Company announced that it had commenced a self-tender offer (the “Offer”) to purchase for cash up to $25.0 million in value of the Company’s common stock. The Company was offering to purchase up to 125 million shares of common stock at a purchase price equal to $0.20 per share. If more than 125 million shares were properly tendered in the Offer and not properly withdrawn, the Company had the ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding common stock without amending or extending the Offer in accordance with rules promulgated by the Securities and Exchange Commission. The Offer expired on September 29, 2026. The terms and conditions of the Offer are further described in the Tender Offer Statement on Schedule TO filed by the Company on September 1, 2026. On October 1, 2026, the Company accepted for purchase 135.1 million shares of common stock and used cash on hand of approximately $27.1 million to repurchase the common stock. On November 5, 2026, the Company accepted for purchase 3.1 million additional shares of common stock that were validly tendered prior to the expiration of the Offer but not reported to the Company for repurchase due to administrative errors by third parties. The Company used cash on hand of approximately $0.6 million to repurchase these additional shares, and approximately $0.02 million of the purchase price was paid by the depository for the Offer.
The Company expects to use cash on hand, cash flows from operations and proceeds from financings to fund the above commitments.
Borrowings
Total debt outstanding as of September 30, 2026 and December 31, 2025 was $143.4 million and $122.9 million, respectively, with a weighted average interest rate of 5.41% and 5.25% per annum, respectively.
The Company’s outstanding mortgage indebtedness included 11 mortgage loans with various maturities through January 2036. The following table presents the principal amount of debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2026, and the weighted average interest rates for the maturing debt in each specified period (dollar amounts are stated in thousands):

Debt maturing during the year ended December 31,	As of September 30, 2026	Weighted average interest rate
2026 (remaining)	$13,589	4.70%
2027	10,785	3.99%
2028	234	—%
2029	50,245	5.87%
2030	28,208	5.88%
Thereafter	40,348	5.15%
Total	$143,409	5.41%
The mortgage loan on Market at Hilliard, in the amount of $13.5 million, matures December 6, 2026. The Company expects to refinance this mortgage loan prior to this upcoming maturity date. The mortgage loan on The Detroit, in the amount of $10.6 million, matures September 1, 2027. The Company anticipates it will refinance this mortgage loan prior to the maturity date.
On April 30, 2026, we obtained a loan secured by a mortgage encumbering Sherman Plaza, one of our retail investment properties, located in Evanston, Illinois. The loan had a principal balance of $25.0 million and matures on April 30, 2029, with two 12-month extension options, provided certain criteria are met at the time of each extension. The mortgage requires interest only payments through maturity and principal and interest payments during the extension periods. Simultaneously with the loan closing, we entered into a swap arrangement to fix the interest rate at 5.90% for the term of the loan. On August 24, 2026, we entered into an amendment to the mortgage loan to increase the principal balance by $5.0 million, payment of which is fully guaranteed by Highlands, to a total of $30.0 million. All other terms of the loan remain unchanged. In conjunction with the amendment, we modified the swap arrangement to include the additional proceeds. The fixed rate on the total $30.0 million mortgage, factoring in the swap arrangement is 5.97% for the term of the loan.
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
As of September 30, 2026, Highlands guaranteed one mortgage loan up to $5.0 million and all other mortgage debt was non-recourse to the Company. There were no payment guarantees in place on mortgage loans as of December 31, 2025. However, Highlands or its subsidiaries may act as guarantor under customary, non-recourse, carve-out guarantees in connection with obtaining mortgage loans on certain of our investment properties.
Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for refinancing.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2026 and 2025

	(in thousands)
	Nine Months Ended September 30,
	2026	2025
Net cash flows provided by operating activities	$3,314	$3,913
Net cash flows provided by (used in) investing activities	341	(8,640)
Net cash flows provided by (used in) financing activities	28,804	(2,994)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrows	32,459	(7,721)
Cash and cash equivalents and restricted cash and escrows, at beginning of period	21,738	34,228
Cash and cash equivalents and restricted cash and escrows, at end of period	$54,197	$26,507
Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2026, compared to $3.9 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities is the result of reduced revenue from our Denver multi-family portfolio and higher interest expense. This decrease is partially offset by lower real estate tax and general and administrative expenses.
Cash provided by investing activities was $0.3 million for the nine months ended September 30, 2026, compared to cash used in investing activities of $8.6 million for the nine months ended September 30, 2025. Cash provided by investing activities increased by $9.0 million compared to the same period in 2025, due to sales proceeds received upon the sale of Buckhorn Plaza in September 2026 and less cash spent for capital expenditures, tenant improvements and leasing commissions during the nine months ended September 30, 2026.

Cash provided by financing activities was $28.8 million for the nine months ended September 30, 2026, compared to cash used in financing activities of $3.0 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company closed on a mortgage loan encumbering its Sherman Plaza investment property, receiving total proceeds of $30 million and paying $0.4 million in debt issuance costs. During the nine months ended September 30, 2025, the Company utilized $2 million to repurchase shares of our common stock from two former employees and used $0.2 million for employee stock grants. Principal payments on debt were relatively consistent in each period.
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
Distributions
For the nine months ended September 30, 2026 and 2025, no cash distributions were paid by the Company.
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

The following section presents our calculation of FFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Highlands REIT, Inc. common stockholders	$3,072	$(2,418)	$(2,892)	$(7,689)
Depreciation and amortization (1)	2,892	2,985	8,692	8,801
Gain on sale of investment properties, net	(4,053)	—	(4,053)	—
Funds From Operations	$1,911	$567	$1,747	$1,112

Funds From Operations per weighted average common shares, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	722,651	718,665	722,420	721,299
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2026, our debt included a variable-rate mortgage loan of $20.0 million, which has been swapped to a fixed rate of 5.71%, a variable-rate mortgage loan of $30.0 million, which has been swapped to a fixed rate of 5.97% and a variable rate mortgage loan of $19.5 million, with an interest cap, capping the rate at 7.44%. The interest rate in effect on the capped variable rate mortgage loan on September 30, 2026 was 5.71%.
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
As of September 30, 2026, we had three derivative financial instruments designated as cash flow hedges, with original notional amounts of $20.0 million, $30.0 million and $19.5 million and maturity dates of April 6, 2029, April 30, 2029 and November 1, 2026, respectively. The fair value of the derivatives included in deferred costs and other assets, net was $1.1 million in the accompanying consolidated balance sheets as of September 30, 2026. The gains or losses resulting from marking-to-market our derivative financial instruments during the periods presented are recognized as an increase or decrease in comprehensive income on our consolidated statements of operations and comprehensive income (loss).
Subsequent to the end of the quarter, and upon its maturity, the Company purchased a new interest cap contract for The Muse, as required by the loan documents. The contract now expires on November 1, 2028 and continues to cap the interest at 7.44%.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934).
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Amendment and Restatement of Highlands REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 27, 2016)
3.2	Amended and Restated Bylaws of Highlands REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023)
10.1	Lease Agreement, by and between IVT PPD Hudson Associates, L.L.C. and GEO Secure Services, LLC, effective August 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2026)
10.2	Fourth Amendment to Highlands REIT, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8, filed with the Securities and Exchange Commission on October 30, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date
/s/ Robert J. Lange	November 13, 2026
Name: Robert J. Lange
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly A. Karas	November 13, 2026
Name: Kimberly A. Karas
Title: Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)